Form 10-Q
period 2021-09-30
Janux Therapeutics, Inc.
filed 2021-11-09
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the registrant had 41,611,510 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

QUARTERLY REPORT on FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$39,389	$7,813
Short-term investments	348,118	—
Accounts receivable	—	8,000
Prepaid expenses and other current assets (includes related party amounts of $14 and $0, respectively)	2,081	249
Total current assets	389,588	16,062
Property and equipment, net	1,118	155
Operating lease right-of-use assets	238	—
Other long-term assets	140	—
Total assets	$391,084	$16,217

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,613	$428
Accrued liabilities (includes related party amounts of $0 and $544, respectively)	2,030	751
Current portion of deferred revenue	5,264	1,950
Unvested stock liabilities	1,352	52
Current portion of operating lease liabilities	212	—
Total current liabilities	12,471	3,181
Deferred revenue, net of current portion	1,840	6,050
Operating lease liabilities, net of current portion	23	—
Total liabilities	14,334	9,231

Commitments and contingencies (Note 3)

Convertible preferred stock, $0.001 par value; authorized shares – 0 and 6,838,829 at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares – 0 and 6,838,829 at September 30, 2021 and December 31, 2020, respectively; liquidation preference – $0 and $21,709 at September 30, 2021 and December 31, 2020, respectively	—	21,624
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares – 10,000,000 and 0 at September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 and 9,000,000 at September 30, 2021 and December 31, 2020, respectively; issued shares – 41,611,510 and 1,257,736 at September 30, 2021 and December 31, 2020, respectively; outstanding shares – 41,171,963 and 1,046,599 at September 30, 2021 and December 31, 2020, respectively	41	1
Additional paid-in capital	410,680	100
Accumulated other comprehensive income (loss)	24	—
Accumulated deficit	(33,995)	(14,739)
Total stockholders’ equity (deficit)	376,750	(14,638)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$391,084	$16,217

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$1,159	$—	$2,021	$—
Operating expenses:
Research and development (includes related party amounts of $416, $432, $1,325 and $1,071, respectively)	8,406	834	15,068	2,056
General and administrative (includes related party amounts of $62, $219, $265 and $638, respectively)	3,656	422	6,392	1,132
Total operating expenses	12,062	1,256	21,460	3,188
Loss from operations	(10,903)	(1,256)	(19,439)	(3,188)
Other income (expense):
Interest income	137	—	183	—
Interest expense – related parties	—	—	—	(206)
Change in fair value of convertible promissory notes – related parties	—	—	—	(1,735)
Total other income (expense)	137	—	183	(1,941)
Net loss	$(10,766)	$(1,256)	$(19,256)	$(5,129)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	7	—	24	—
Comprehensive loss	$(10,759)	$(1,256)	$(19,232)	$(5,129)
Net loss per common share, basic and diluted	$(0.26)	$(1.33)	$(1.10)	$(5.79)
Weighted-average shares of common stock outstanding, basic and diluted	41,134,102	943,634	17,572,807	885,486

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021 and 2020

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2020	6,838,829	$21,624	1,046,599	$1	$100	$—	$(14,739)	$(14,638)
Issuance of Series A convertible preferred stock, net of $278 of issuance costs	5,894,740	55,722	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $175 of issuance costs	8,038,073	124,825	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(20,771,642)	(202,171)	26,608,460	27	202,144	—	—	202,171
Initial public offering, net of $18,733 of issuance costs	—	—	13,110,000	13	204,124	—	—	204,137
Exercise of common stock options	—	—	113,418	—	20	—	—	20
Vesting of restricted shares	—	—	293,486	—	326	—	—	326
Stock-based compensation	—	—	—	—	3,966	—	—	3,966
Unrealized gain (loss) on investment securities	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(19,256)	(19,256)
Balance at September 30, 2021	—	$—	41,171,963	$41	$410,680	$24	$(33,995)	$376,750

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2019	2,689,997	$3,996	774,008	$1	$10	$—	$(7,955)	$(7,944)
Issuance of Series Seed 2 convertible preferred stock, net of $39 of issuance costs	1,056,337	4,500	—	—	—	—	—	—
Conversion of convertible promissory notes into Series Seed 2 convertible preferred stock	2,036,158	8,674	—	—	—	—	—	—
Exercise of common stock options	—	(39)	36,508	—	4	—	—	4
Vesting of restricted shares	—	—	159,050	—	—	—	—	—
Stock-based compensation	—	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	—	(5,129)	(5,129)
Balance at September 30, 2020	5,782,492	$17,131	969,566	$1	$46	$—	$(13,084)	$(13,037)

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2021 and 2020

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at June 30, 2021	—	$—	41,094,559	$41	$407,966	$17	$(23,229)	$384,795
Vesting of restricted shares	—	—	77,404	—	148	—	—	148
Stock-based compensation	—	—	—	—	2,566	—	—	2,566
Unrealized gain (loss) on investment securities	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(10,766)	(10,766)
Balance at September 30, 2021	—	$—	41,171,963	$41	$410,680	$24	$(33,995)	$376,750

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at June 30, 2020	5,782,492	$17,131	916,550	$1	$18	$—	$(11,828)	$(11,809)
Vesting of restricted shares	—	—	53,016	—	—	—	—	—
Stock-based compensation	—	—	—	—	28	—	—	28
Net loss	—	—	—	—	—	—	(1,256)	(1,256)
Balance at September 30, 2020	5,782,492	$17,131	969,566	$1	$46	$—	$(13,084)	$(13,037)

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(19,256)	$(5,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	4
Loss on disposal of assets	3	—
Stock-based compensation	3,966	32
Noncash interest – related parties	—	206
Amortization (accretion) of premiums/discounts on investments, net	(114)	—
Increase in fair value of convertible promissory notes – related parties	—	1,735
Changes in operating assets and liabilities:
Accounts receivable	8,000	—
Prepaid expenses and other current assets (includes related party amounts of $14 and $0, respectively)	(1,832)	—
Other long-term assets	(140)	—
Accounts payable (includes related party amounts of $0 and $50, respectively)	2,621	212
Accrued expenses (includes related party amounts of $(544) and $195, respectively)	1,107	200
Deferred revenue	(896)	—
Operating lease right-of-use assets and liabilities, net	(3)	—
Net cash used in operating activities	(6,495)	(2,740)
Cash flows from investing activities
Purchases of property and equipment	(309)	—
Purchases of short-term investments	(370,125)	—
Maturities of short-term investments	22,145	—
Net cash used in investing activities	(348,289)	—
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	—	2,500
Proceeds from issuance of Series Seed 2 convertible preferred stock, net of issuance costs	—	4,467
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	55,722	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	124,825	—
Proceeds from exercise of vested and unvested common stock options	1,646	4
Proceeds from initial public offering, net of issuance costs	204,167	—
Net cash provided by financing activities	386,360	6,971
Net increase in cash and cash equivalents	31,576	4,231
Cash and cash equivalents – beginning of period	7,813	658
Cash and cash equivalents – end of period	$39,389	$4,889

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock in connection with initial public offering	$202,171	$—
Conversion of convertible promissory notes and accrued interest into shares of convertible preferred stock	$—	$8,674
Unpaid fixed asset additions	$853	$146
Vesting of restricted common stock	$326	$—
Unpaid equity issuance costs	$30	$6
Unrealized gain (loss) on short-term investments	$24	$—
Operating lease liabilities arising from right-of-use assets	$256	$—

See accompanying notes.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Janux Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware in June 2017 and is based in San Diego, California. The Company is a preclinical stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying its proprietary technology to its Tumor Activated T Cell Engager ("TRACTr") and Tumor Activated Immunomodulator ("TRACIr") platforms to better treat patients suffering from cancer.

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

Liquidity and Capital Resources

From its inception through September 30, 2021, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $34.0 million as of September 30, 2021. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s prospectus filed with SEC on June 11, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible promissory notes issued since inception. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. For the three and nine months ended September 30, 2020, the Company recognized $0 and $1.7 million, respectively, of increase in fair value of convertible promissory notes – related party. The convertible promissory notes were converted into Series Seed 2 convertible preferred stock in June 2020.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of those instruments. Financial assets measured at fair value on a recurring basis consist of short-term investments. The fair value of short-term investments classified within Level 1 is based on quoted prices in active markets as provided by the Company’s investment managers. The fair value of short-term investments classified within Level 2 is based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company’s investment portfolio balance against the fair values of the Company’s investment portfolio balance obtained from an independent source. The Company has no financial liabilities recorded at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Assets:
Short-term investments:
U.S. Treasury securities	$51,244	$51,244	$—	$—
Corporate debt securities	6,064	—	6,064	—
Commercial paper	290,810	—	290,810	—
Total assets measured at fair value on a recurring basis	$348,118	$51,244	$296,874	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, commercial paper and money market funds.

Short-Term Investments

Short-term investments consist of U.S. treasury securities, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all short-term investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company has determined there were no material declines in fair values of its investments due to credit-related factors as of September 30, 2021.

The following table summarizes short-term investments (in thousands):

	As of September 30, 2021
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$51,248	$1	$(5)	$51,244
Corporate debt securities	6,068	—	(4)	6,064
Commercial paper	290,778	32	—	290,810
Total	$348,094	$33	$(9)	$348,118

The amortized cost and estimated fair value in the table above excludes $28,000 of accrued interest receivable as of September 30, 2021 included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of September 30, 2021
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$6,252	$44,992
Corporate debt securities	6,064	—
Commercial paper	290,810	—
Total	$303,126	$44,992

As of September 30, 2021, aggregated gross unrealized losses of available-for-sale investments were not material and no allowance for credit losses has been recorded. Additionally, no realized gains or losses on sales of short-term investments have been recorded through September 30, 2021. The Company had no short-term investments as of or during the year ended December 31, 2020.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of December 31, 2020 and September 30, 2021, all of the

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Company’s accounts receivable, if any, relate to a single customer. For the three and nine months ended September 30, 2021, all of the Company’s revenue related to a single customer.

Leases

The Company determines if a contract contains a lease at the inception of the contract and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the accompanying balance sheets. The Company does not have any financing leases. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have material short-term lease costs.

Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred, and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for the Company's facilities leases.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 477,408 shares, 202,655 shares, 457,556 shares and 255,473 shares from the weighted-average number of common shares outstanding for the three months ended September 30, 2021 and 2020 and nine months ended September 30, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

	September 30,
	2021	2020
Convertible preferred stock outstanding	—	7,407,372
Common stock options	5,547,447	1,111,905
Unvested common stock	439,547	176,723
ESPP shares	8,324	—
Total potentially dilutive shares	5,995,318	8,696,000

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

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$1,023	$176
Computer equipment and software	19	—
Construction in progress	142	—
Total property and equipment	1,184	176
Less: accumulated depreciation	(66)	(21)
Property and equipment, net	$1,118	$155

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation (including related party amounts of $0 and $286, respectively)	$784	$286
Accrued research and development (including related party amounts of $0 and $14, respectively)	729	66
Other accrued liabilities (including related party amounts of $0 and $244, respectively)	517	399
	$2,030	$751

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Operating Leases

In August 2021, the Company entered into a lease agreement (the "Lease") located in San Diego, California for the Company’s general office use. The Company determined this facilities lease was an operating lease at the inception of the lease contract. According to accounting standards, the Lease commenced on September 1, 2021 and has a term of 14 months from the commencement date. There are no options to extend the term or early termination provisions.

Future minimum noncancelable operating lease payments as of September 30, 2021 are as follows (in thousands):

2021 (remaining)	$22
2022	220
Total minimum lease payments	242
Less: Imputed interest	(7)
Total operating lease liabilities	235
Less: Current portion of operating lease liabilities	(212)
Operating lease liabilities, net of current portion	$23

The weighted average remaining lease term for the Company’s operating lease is 1.1 years as of September 31, 2021. Operating lease expense and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 was not material. No operating lease expense was recorded in 2020 as the Company had no operating leases that had commenced during that period.

4. Related Party Transactions

In August 2017, the Company entered into a Support Services Agreement with COI Pharmaceuticals, Inc. (“COI”) that outlines the terms of services provided by COI to the Company, as well as the fees charged for such services. COI is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, a stockholder of the Company. The Company pays COI quarterly prepayments for estimated costs to be incurred under the agreement in such quarter. Either party may terminate the support services agreement by giving 30 days’ prior notice. The support services agreement automatically renews in August of each year unless terminated by either party by giving 30 days’ prior notice.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Expense recognized by the Company under the Support Services Agreement with COI was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$416	$432	$1,325	$1,071
General and administrative	62	219	265	638
Total	$478	$651	$1,590	$1,709

At September 30, 2021, the Company had prepaid expenses and other current assets of $14,000 with COI. At December 31, 2020, the Company had accounts payable and accrued expenses due to COI or its affiliates of $0.5 million. For the nine months ended September 30, 2021, the Company paid COI $14,000 related to the purchase of property and equipment.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	1,096,533	$0.47	9.31	$3,214
Granted	5,122,685	$10.43
Exercised	(635,316)	$2.59
Forfeited or cancelled	(36,455)	$6.26
Balance at September 30, 2021	5,547,447	$9.39	9.46	$72,673
Vested and expected to vest at September 30, 2021	5,547,447	$9.39	9.46	$72,673
Exercisable at September 30, 2021	5,054,747	$7.33	9.43	$72,291

The weighted average grant date fair value per share of option grants for the nine months ended September 30, 2021 and 2020 was $7.83, and $0.43, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2021 and 2020 was $1.0 million and $0, respectively. As of September 30, 2021, total unrecognized stock-based compensation cost was $36.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.3 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under its Plans were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.8% – 1.6%	0.7% – 1.8%
Expected volatility	83% – 87%	85%
Expected term (in years)	5.5 – 10.0	10.0
Expected dividend yield	—	—

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

2021 Employee Stock Purchase Plan

In June 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021 was $0.1 million.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,124	$10	$1,764	$12
General and administrative	1,442	18	2,202	20
Total	$2,566	$28	$3,966	$32

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2020	211,137	$52
Early exercised shares	521,896	1,626
Vested shares	(293,486)	(326)
Balance at September 30, 2021	439,547	$1,352

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30,	December 31,
	2021	2020
Conversion of preferred stock	—	8,760,535
Common stock options outstanding	5,547,447	1,096,533
Shares available for issuance under the Plans	3,736,255	220,147
Shares available for issuance under the ESPP	466,000	—
Total	9,749,702	10,077,215

6. Research Collaboration and Exclusive License Agreement

In December 2020, the Company entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates that are distinct from those in its internally developed pipeline (“Merck Agreement”). The Company recognized $1.2 million and $2.0 million of revenue under the Merck Agreement for the three and nine months ended September 30, 2021. No revenue was recognized under the Merck Agreement during 2020. As of September 30, 2021, aggregate deferred revenue related to the Merck Agreement was $7.1 million, of which $5.3 million was classified as current. The Company had $0 and $8.0 million of accounts receivable outstanding as of September 30, 2021 and December 31, 2020, respectively. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s participation in a joint research committee. The Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.5 years as of September 30, 2021.

7. 401(k) Plan

Effective April 23, 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of 3% of the eligible employees’ compensation. Employer contributions paid through September 30, 2021 were immaterial.

8. Subsequent Events

On October 1, 2021, the Company entered into a noncancelable lease agreement to lease office and laboratory space in San Diego, California. The targeted lease commencement date is July 2022 and will have a lease term of 126 months. The Company has one option to extend the lease term for a period of 5 years. Pursuant to the lease and during the term thereof, the Company has a one-time right of first offer to lease additional space in the building to the extent such space becomes available.

Aggregate base rent payable during the lease term is approximately $38.0 million, inclusive of a six month abatement period and annual increases in rental payments of 3%. The Company will be required to pay its proportional share of utilities, operating expenses and certain taxes, assessments and fees of the premises under the terms of the lease. The lease provides that the landlord shall provide an allowance of up to $10.6 million to fund the costs of the design, permitting and construction of permanently affixed improvements to the premises.

As required under the terms of the lease, in October 2021 the Company entered into a letter of credit in the amount of $0.8 million, to be classified as restricted cash, which is subject to draw down by the landlord upon certain events of breach or default by the Company. The letter of credit amount is subject to a 50% reduction subject to certain conditions on or following the date that is 54 months following the lease commencement date.

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

Overview

We are an innovative biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T Cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We are using our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2), with all of our programs currently in the preclinical or discovery stage. We expect to submit Investigational New Drug applications (IND) for our PSMA-TRACTr in the first half of 2022, for our EGFR-TRACTr in the second half of 2022 and for our TROP2-TRACTr in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans. We expect to select a PD-L1xCD28 TRACIr development candidate in 2022.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $19.3 million and $5.1 million, respectively, for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, we had an accumulated deficit of $34.0 million.

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

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and remote work. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

Research and Development

To date, our research and development expenses have related primarily to development of our TRACTr and TRACIr platforms, discovery efforts, preclinical studies and other preclinical activities related to lead discovery and optimization of development candidates under our TRACTr and TRACIr platforms. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

We anticipate that our research and development expenses will substantially increase for the foreseeable future as we continue the development of our TRACTr and TRACIr platforms and the discovery and development of product candidates under our TRACTr and TRACIr platforms.

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

Change in Fair Value of Convertible Promissory Notes – Related Parties

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$1,159	$—	$1,159
Operating expenses:
Research and development	8,406	834	7,572
General and administrative	3,656	422	3,234
Total operating expenses	12,062	1,256	10,806
Loss from operations	(10,903)	(1,256)	(9,647)
Other income (expense):
Interest income	137	—	137
Total other income (expense)	137	—	137
Net loss	$(10,766)	$(1,256)	$(9,510)

Collaboration Revenue

We began recognizing revenue from our December 2020 collaboration with Merck in 2021 when we began to provide the research services required under the agreement. We did not generate any collaboration revenue for the three months ended September 30, 2020.

Research and Development Expense

Research and development expenses were $8.4 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $7.6 million was primarily due to increases related to the development of our platform technologies and programs of $5.0 million, stock-based compensation expense of $1.1 million, and other research and development expenses of $1.5 million, as operations grew in support of program advances.

General and Administrative Expense

General and administrative expenses were $3.6 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $3.2 million was primarily due to increases in stock-based compensation of $1.4 million, personnel and facilities costs of $0.7 million, and other general and administrative expenses of $1.1 million, as we now operate as a public company.

Other Income (Expense)

Other expenses of $0.1 million for the three months ended September 30, 2021 consisted of interest income on our cash and cash equivalents and short-term investments.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$2,021	$—	$2,021
Operating expenses:
Research and development	15,068	2,056	13,012
General and administrative	6,392	1,132	5,260
Total operating expenses	21,460	3,188	18,272
Loss from operations	(19,439)	(3,188)	(16,251)
Other income (expense):
Interest income	183	—	183
Interest expense – related parties	—	(206)	206
Change in fair value of convertible promissory notes – related parties	—	(1,735)	1,735
Total other income (expense)	183	(1,941)	2,124
Net loss	$(19,256)	$(5,129)	$(14,127)

Collaboration Revenue

We began recognizing revenue from our December 2020 collaboration with Merck in 2021 when we began to provide the research services required under the agreement. We did not generate any collaboration revenue for the nine months ended September 30, 2020.

Research and Development Expense

Research and development expenses were $15.1 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $13.0 million was primarily due to increases related to the development of our platform technologies and programs of $8.3 million, personnel and facilities costs of $2.4 million, stock-based compensation expense of $1.8 million, and other research and development expenses of $0.5 million, as operations grew in support of program advances.

General and Administrative Expense

General and administrative expenses were $6.4 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $5.3 million was primarily due to increases in stock-based compensation of $2.2 million, personnel and facilities costs of $1.3 million, and other general and administrative expenses of $1.8 million, as we now operate as a public company.

Other Income (Expense)

Other income of $0.2 million for the nine months ended September 30, 2021 consisted of interest income on our cash and cash equivalents and short-term investments. Other expense of $1.9 million for the nine months ended September 30, 2020 consisted of a $1.7 million increase in the fair value of our convertible promissory notes and $0.2 million of interest expense on our convertible promissory notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. In March and April of 2021 we sold convertible preferred stock resulting in aggregate net proceeds of $180.5 million. In June 2021, we completed our IPO and sold 13,110,000 shares of our common stock at $17.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and other offering costs, were $204.1 million. All outstanding shares of our convertible preferred stock converted into common stock in connection with our IPO. As of September 30, 2021, we had cash and cash equivalents and short-term investments of $387.5 million.

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,495)	$(2,740)
Investing activities	(348,289)	—
Financing activities	386,360	6,971
Net increase (decrease) in cash and cash equivalents	$31,576	$4,231

Operating Activities

Net cash used in operating activities was $6.5 million for the nine months ended September 30, 2021 and net cash used in operating activities was $2.7 million for the nine months ended September 30, 2020. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $19.3 million, adjusted for $4.0 million of stock-based compensation expense and a change in operating assets and liabilities of $8.8 million. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $5.1 million, adjusted for a $1.7 million noncash charge related to an increase in the fair value of convertible promissory notes, $0.2 million of noncash interest and a $0.5 million change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $348.3 million for the nine months ended September 30, 2021 due to our purchase of short-term investments, net of maturities of $348.0 million and our purchase of property and equipment of $0.3 million. We had no cash flows from investing activities for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities of $386.4 million for the nine months ended September 30, 2021 primarily consisted of $204.2 million of net proceeds from our initial public offering, $180.5 million of net proceeds from our preferred stock sales and $1.7 million of proceeds from stock option exercises. Net cash provided by financing activities of $7.0 million for the nine months ended September 30, 2020 primarily consisted of $2.5 million of net proceeds from the issuance of convertible promissory notes and $4.5 million of net proceeds from the issuance of convertible preferred stock.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the IND-enabling studies and planned future clinical trials for PSMA-TRACTr, EGFR-TRACTr, TROP2-TRACTr and TRACIr costimulatory bispecific;
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

Contractual Obligations

In August 2021, we entered into a noncancelable agreement to lease office space in San Diego, California (Ocean Air Drive Lease) with aggregate payments of approximately $0.3 million over the lease term. According to accounting standards, the Ocean Air Drive Lease commenced in September 2021 and has a term of 14 months.

In October 2021, we entered into a noncancelable agreement to lease office and laboratory space in San Diego, California (Torrey Plaza Lease) with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease is expected to commence in July 2022. As required under the terms of the lease, in October 2021 the Company entered into a letter of credit in the amount of $0.8 million, to be classified as restricted cash, which is subject to draw down by the landlord upon certain events of breach or default by the Company. The letter of credit amount is subject to a 50% reduction subject to certain conditions on or following the date that is 54 months following the lease commencement date. The lease provides that the landlord shall provide an allowance of up to $10.6 million to fund the costs of the design, permitting and construction of permanently affixed improvements to the premises.

We enter into contracts in the normal course of business with various third parties for preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in the Prospectus. There have not been any material changes to the critical accounting policies discussed therein during the three months ended September 30, 2021.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations, including a net loss of $6.8 million for the year ended December 31, 2020. For the nine months ended September 30, 2020 and 2021, our net losses were $5.1 million and $19.3 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of September 30, 2021, we had $387.5 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the IND-enabling studies and planned future clinical trials for PSMA-TRACTr, EGFR-TRACTr, TROP2-TRACTr and TRACIr costimulatory bispecific;
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

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technology in clinical trials or in obtaining marketing approval thereafter, and use of our platform technology may not ever result in marketable products. As we have not tested any of our product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of our preclinical studies may not translate into humans and many not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technology, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2021, we had 28 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives;
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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.*

We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA/HITECH imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their covered subcontractors that perform services for them that involve the creation, receipt, maintenance, transmission, use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Foreign data protection laws, including the EU General Data Protection Regulation (the GDPR), may also apply to health-related and other personal information obtained outside of the United States. The GDPR, which came into effect on May 25, 2018, imposes strict requirements for processing the personal data in the context of the activities of an establishment in the European Economic Area (EEA) and any processing relating to the offering of goods or services to individuals within the EEA and/or monitoring of their behavior in the EEA, including clinical trial data, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue for the preceding financial year. The GDPR imposes strict requirements in respect of the processing of personal data, including providing detailed disclosures about how personal data is collected and processed as well as more detailed notices for clinical trial subjects and investigators, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; expanding the definition of personal data to include coded data and requiring changes to informed consent practices; implementing safeguards to protect the security and confidentiality of personal data; and taking certain measures when engaging third-party processors. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Notably, these requirements will regulate the transfer of personal data from our clinical trial sites located in the EEA to jurisdictions outside of the EEA. One of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield. However, in July 2020, the Court of Justice of the EU, invalidated the EU-U.S. Privacy Shield. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (SCCs), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission issued new SCCs in June 2021 that repeal and replace the previous SCCs adopted under the Data Protection Directive. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe, which could limit our ability to conduct clinical trial activities in Europe.

Following the withdrawal of the United Kingdom (“UK”) from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018 (“UK GDPR”), largely retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK’s data protection laws and regulations will develop in the medium to longer term. Further, the UK’s Information Commissioner’s Office (“ICO”) is in the process of finalizing the UK’s data transfer solution to legitimize data transfers from the UK to third countries. In June 2021, the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. Additionally, in the event of a violation of the GDPR and UK GDPR affecting data subjects in both the UK and the EEA, we could be investigated by the ICO in the UK and supervisory authorities in the EEA. At this time, we do not believe we are subject to the GDPR or the UK GDPR, but should this change, the GDPR and the UK GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with such protection rules.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2021, we had 41,611,510 outstanding shares of common stock. Of these shares, 13,110,000 shares are freely tradable, unless held by our “affiliates” as defined in Rule 144 under the Securities Act, and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in December 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of September 30, 2021, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in U.S. Treasury securities, high-quality marketable corporate debt securities and commercial paper with contractual maturity dates of less than two years until needed to fund our operations. We may further invest these funds in other high-quality marketable security types subject to certain restrictions within our investment policy.

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

10.1	Lease, by and between the Registrant and UTC Properties LLC, dated August 25, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: November 9, 2021	By:	/s/ David Campbell
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)