Form 10-K
period 2021-12-31
Janux Therapeutics, Inc.
filed 2022-03-18
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40475

Janux Therapeutics, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	82-2289112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11099 N. Torrey Pines Road, Suite 290, La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 750-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JANX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $525.7 million based on the closing price of $24.95 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant's Common Stock outstanding as of March 16, 2022 was 41,622,962.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

JANUX THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

Forward-looking statements include, but are not limited to, statements regarding:

•
our plans to research, develop and commercialize any product candidates;
•
our ability to obtain and maintain regulatory approval of product candidates arising from our proprietary Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platform technologies in any of the indications for which we plan to develop them;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials, conduct additional manufacturing and conduct preclinical studies of any of our product candidates;
•
the success, cost and timing of our research and development activities, including our ongoing and planned preclinical studies and clinical trials;
•
the size of the markets for our product candidates, and our ability to serve those markets;
•
our ability to successfully commercialize our product candidates;
•
the rate and degree of market acceptance of our product candidates;
•
our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
regulatory developments in the United States and foreign countries;
•
the performance of our third-party service providers, including our CROs, suppliers and manufacturers;
•
the safety, efficacy and market success of competing therapies that are or become available;
•
our ability to attract and retain key scientific and management personnel;
•
our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
the impact of the COVID-19 pandemic on our business and operations.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated size of markets for oncology therapeutics and the incidence of certain medical conditions, statements that certain drugs, classes of drugs, or dosages are widely prescribed in the United States or other markets, statements regarding the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

You should read the following together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this report or incorporated by reference. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this report.

Risk Factors Summary

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our common stock.

•
We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
•
If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
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
•
If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business.

PART I

Item 1. Business.

Unless the context otherwise requires, the terms “Janux Therapeutics,” “Janux,” “we,” “us,” “our” and similar references in this Annual Report on Form 10-K refer to Janux Therapeutics, Inc.

Overview

We are an innovative biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our TRACTr and TRACIr platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2), with all of our programs currently in the preclinical or discovery stage. We expect to submit Investigational New Drug applications (IND) for our PSMA-TRACTr in the first half of 2022, for our EGFR-TRACTr in the second half of 2022, and for our TROP2-TRACTr in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We selected a PD-L1xCD28 TRACIr development candidate in the fourth quarter of 2021. We expect to submit an IND for this product candidate in 2023. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans.

The promise of TCE technologies and their current limitations

TCEs are an emerging class of immunotherapies that bridge a tumor cell and a T cell to activate and redirect T cells to attack and eliminate tumors. TCEs have demonstrated promising anti-tumor activity in early clinical trials and in multiple animal models that rivals that of chimeric antigen receptor T cell (CAR T cell) therapies, with the distinct advantage that they are not cell therapies and have the potential to be offered as readily available, off-the-shelf therapies, which would avoid the lengthy, complicated, and expensive manufacturing process required for approved autologous CAR T cell therapies. One TCE, blinatumomab, marketed by Amgen as BLINCYTO, has been approved by the U.S. Food and Drug Administration (FDA) and, like the FDA-approved CAR T cell therapies, has been limited to hematological malignancies.

Three properties of existing TCEs have limited their potential to treat solid tumors:

•
Cytokine release syndrome (CRS). CRS arises from the systemic activation of T cells and can result in life-threatening elevations in inflammatory cytokines such as interleukin-6 (IL-6). Severe and acute CRS leading to dose-limiting toxicities and deaths has been observed upon the dosing of TCEs developed using other platforms to treat cancer patients in prior clinical studies. This toxicity severely restricts the maximum blood levels of TCEs that can be safely dosed.
•
On-target, healthy tissue toxicity. On-target, healthy tissue toxicity, arising from expression of the tumor target in healthy tissue and scarcity of highly tumor-selective antigens, is another limitation hindering the development of TCEs to treat solid tumor cancers. TCEs developed using other platforms not designed for tumor-specific activation have resulted in clinical holds and dose-limiting toxicities resulting from target expression in healthy tissues.
•
Short half-lives. TCEs quickly reach sub-therapeutic levels after being administered as they are quickly eliminated from the body due to their short exposure half-lives. For this reason, TCEs such as blinatumomab (BLINCYTO) are typically administered by a low-dose, continuous infusion pump over a period of weeks to overcome the challenge of a short half-life and maintain therapeutic levels of the drug in the body. This continuous infusion dosing regimen represents a significant burden for patients.

Our TRACTr and TRACIr platforms

We believe our proprietary TRACTr and TRACIr platforms offer the potential to expand the breadth of patients that can be treated with TCEs and non-TCE based immunomodulators while reducing the risk of life-threatening toxicities. Each of our proprietary TRACTrs and TRACIrs are comprised of an antigen-binding domain, a T cell-binding domain, domain-optimized peptide masks, an albumin-binding domain, and cleavable peptide linkers. The mask is a peptide designed to bind to the tumor or T cell-binding domain. It inhibits the binding domain’s interaction with its target, thereby inhibiting the activation of T cells. The antigen and T cell-binding domains in our TRACTr and TRACIr product candidates may be covalently attached to peptide masks that block binding and activity until they are removed. We use proprietary peptide linker sequences composed of tumor protease recognition sites to attach these masks to the antigen-binding domains in a way designed to make the masks highly sensitive to removal by tumor proteases but highly stable in the absence of these proteases. In addition, we attach an albumin-binding domain to one mask, which is designed to extend the half-life of our TRACTr and TRACIr product candidates until they become activated inside a tumor.

While our TRACTr and TRACIr platforms are novel and unproven and our product candidates remain in the preclinical or discovery stage, our technology is designed to offer the following features for the discovery and development of novel therapies for the treatment of solid tumors:

•
Potential to reduce CRS and on-target, healthy tissue toxicity risk. By engineering our TRACTrs and TRACIrs with novel peptide masks that are designed to be selectively activated in the tumor microenvironment and designed for any activated TCEs or non-TCE based immunomodulators to be rapidly cleared from healthy tissue upon escaping from the tumor, our product candidates have the potential to overcome the toxicity challenges of TCEs, non-TCE based immunomodulators and systemic immunotherapies in general.

•
Potential for extended half-life of our TRACTrs and TRACIrs. We designed our TRACTrs and TRACIrs with an albumin-binding domain to be stable in the bloodstream and to have an extended serum half-life before activation. Our TRACTrs and TRACIrs have demonstrated long half-lives in NHPs, which we believe translates to the potential for once-weekly dosing in humans. This contrasts to first-generation TCEs and non-TCE based immunomodulators that are rapidly cleared and require high frequency or continuous dosing.
•
Potential for activity at low levels of target expression. Our TRACTrs and TRACIrs are designed to be active at low levels of tumor target expression where other treatment modalities lose efficacy. In preclinical studies, our TRACTrs and TRACIrs did not require high levels of tumor target expression to activate T cells to kill cancer cells.
•
Modularity. Our TRACTr and TRACIr platforms’ modular characteristics enable us to leverage the learnings from the development of our product candidates to progress the discovery process of new TRACTr and TRACIr candidates against a wide variety of targets.
•
Manufacturability. The development, manufacturing and control processes of our TRACTr and TRACIr molecules closely resemble those used for monoclonal antibodies with the expectation for a relatively lower cost of goods.

A schematic of our proprietary TRACTrs and TRACIrs in development and their modular components is depicted below.

Our lead programs

Our lead TRACTr product candidates are designed to target PSMA, EGFR, and TROP2. Each of these tumor targets is clinically validated and implicated in solid tumors with high prevalence, including metastatic castrate-resistant prostate cancer (mCRPC), colorectal cancer (CRC), squamous cell carcinoma of the head and neck (SCCHN), triple-negative breast cancer (TNBC), urothelial cancer (UC), and non-small cell lung cancer (NSCLC). We anticipate submitting INDs for two of these product candidates by the end of 2022. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and CD28 designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We anticipate submitting an IND for this product candidate in 2023. Our pipeline is summarized below:

In addition to our wholly-owned pipeline programs, we have a strategic research collaboration with Merck Sharp & Dohme Corp. (Merck) to develop TRACTr product candidates directed against two cancer targets selected by Merck.

Our TRACTr Programs

We are building a broad portfolio of TRACTr programs led by our PSMA, EGFR, and TROP2 targeted TRACTrs.

Our PSMA-TRACTr

Our PSMA-TRACTr is designed to target PSMA, a protein expressed in prostate cancer tumors and the vasculature of other tumors. Prostate cancer is the second most common cancer in men, leading to over 34,000 estimated deaths in the United States in 2021. PSMA is highly expressed in prostate cancer which has led to the development of PSMA-targeted biologics, including TCEs. A third-party clinical trial with a continuously infused PSMA-TCE demonstrated clinical benefit, suggesting the potential of a PSMA-TCE approach. Given the challenges of continuous infusion, other companies are developing TCEs that enable once-weekly dosing. However, clinical trial results have shown dose-limiting CRS toxicities as single agents, highlighting the limitations of traditional TCEs. Efforts to mitigate CRS include combining TCEs with the immunosuppressive agent dexamethasone and/or lower sub-efficacious initial priming doses followed by efficacious doses. These strategies have the potential to either reduce the efficacy of the TCE or introduce other problems in patients who frequently have multiple pre-existing comorbidities. Our PSMA-TRACTr is designed to generate potent anti-tumor activity in mCRPC patients by enabling the delivery of higher concentrations of active drugs to tumors than traditional TCEs. We believe that our PSMA-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing severe adverse events (SAEs), including the prevention of dose-limiting CRS. We plan to submit an IND for our PSMA-TRACTr product candidate in the first half of 2022.

Our EGFR-TRACTr

Our EGFR-TRACTr is designed to target EGFR, a well-validated target that is overexpressed in many cancer types with multiple approved monoclonal antibodies (mAbs), including ERBITUX, marketed by Eli Lilly and Merck KGaA, for the treatment of CRC and SCCHN, and VECTIBIX, marketed by Amgen and Takeda, for the treatment of CRC. Beyond CRC and SCCHN, the below figure describes cancers where EGFR may be overexpressed and approved EGFR-directed therapeutics, illustrating the significant unmet medical need for the majority of these patient populations where there are no approved, EGFR-directed treatment options.

Figure 1. Common cancers where EGFR may be overexpressed and where EGFR-directed therapeutics, including tyrosine kinase inhibitors (TKIs) and monoclonal antibodies (mAbs) are already approved

CRC represents one tumor type for which EGFR is overexpressed. However, approximately 85 percent of patients do not respond to anti-EGFR mAbs, and of those that do, resistance often develops. SCCHN and NSCLC cancers also represent tumor types for which EGFR is frequently overexpressed, and anti-EGFR antibodies have received marketing approvals. Frequently genetic mutations in signaling pathways, such as KRAS mutants (45 percent in CRC, and 35 percent in NSCLC) can lead to de novo resistance to naked antibody therapy. Stronger tumoricidal activity is needed. We believe that EGFR-directed immunotherapies, including TCEs, have the potential to address this high unmet need. Our EGFR-TRACTr is designed to generate potent anti-tumor activity by enabling the delivery of higher concentrations of active drug to tumors than traditional TCEs. We believe that our EGFR-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including the prevention of dose-limiting CRS. We selected a development candidate for our EGFR-TRACTr in the second quarter of 2021, and we plan to submit an IND in the second half of 2022.

Our TROP2-TRACTr

Our TROP2-TRACTr is designed to target TROP2, a clinically validated anti-tumor target for which there is a recently approved anti-TROP2 antibody-drug conjugate (ADC), sacituzumab govitecan, marketed as TRODELVY by Gilead. TRODELVY has been approved to treat metastatic TNBC and UC. Early clinical proof-of-concept has also been demonstrated in NSCLC and several other solid tumor indications potentially targetable by TROP2, including hormone receptor-positive (HR+)/HER2 breast cancer, small cell lung cancer (SCLC), gastric cancer, esophageal cancer, head and neck cancer, prostate cancer, and endometrial cancer. However, these ADCs are also associated with significant toxicities that limit dosing. Our TROP2-TRACTr is designed to generate potent anti-tumor activity, initially in TNBC patients, by enabling the delivery of higher concentrations of active drug to tumors than traditional TCEs. We believe that our TROP2-TRACTr has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including the prevention of dose-limiting CRS. We believe that our TROP2-TRACTr has the potential to deliver the potent anti-tumor activity of a TCE to patients who have tumors that overexpress TROP2 while also providing increased safety and dosing convenience. We plan to submit an IND for our TROP2-TRACTr in 2023.

Our TRACIr Program

We are also applying our proprietary technology to our TRACIr platform, with our first program being a tumor-activated PD-L1xCD28 T cell costimulatory bispecific.

Our PD-L1xCD28 costimulatory bispecific

Our PD-L1xCD28 costimulatory bispecific program is designed to amplify existing T cell anti-tumor responses and TRACTr activity through a dual mechanism of (i) blocking tumor-expressed immunosuppressive signaling and (ii) activating T cell costimulatory signaling. Our bispecific molecule is designed to bind to immunosuppressive PD-L1 on tumor cells and to the CD28 costimulatory receptor on T cells. We believe that our technology’s potential to convert the inhibitory checkpoint signal into an immune activation signal via costimulation could stimulate further anti-tumor activity. Like current checkpoint inhibitors, we believe our costimulatory program could be combined with a variety of classes of therapeutics, including chemotherapeutics as well as other immunotherapies. We have shown that the use of this bispecific led to potent T cell-directed tumor cell killing in cell assays in which a checkpoint inhibitor was ineffective. In addition, our costimulatory program enhanced the potency of tumor cell killing when combined with a TCE. We selected a development candidate for our PD-L1xCD28 bispecific product candidate in the fourth quarter of 2021. We plan to submit an IND for our PD-L1xCD28-TRACIr in 2023.

Our Research Collaboration with Merck Sharp & Dohme Corp.

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates distinct from those in our internally developed pipeline. Merck has the right to select up to two collaboration targets related to next-generation TCE immunotherapies for cancer treatment. Merck will receive an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck will provide research funding under the collaboration.

We plan to selectively consider other strategic collaboration opportunities in the future.

Our Strategy

Our goal is to unleash the potential of our TRACTr and TRACIr platforms technology to transform the lives of cancer patients. To achieve this goal, critical elements of our strategy include the following:

•
Advance our lead TRACTr programs through clinical development. We intend to submit INDs for our PSMA-TRACTr in the first half of 2022, EGFR-TRACTr in the second half of 2022, and TROP2-TRACTr in 2023 and, in each instance, to initiate a Phase 1 clinical trial soon after. We believe that our programs have the potential to transform the treatment of metastatic diseases such as mCRPC, CRC, NSCLC, TNBC, UC, SCCHN, and a wide range of other tumor types that overexpress PSMA, EGFR or TROP2, which are clinically validated targets.
•
Broaden our portfolio of TRACTr product candidates. Our TRACTr platform technology’s modular characteristics enable us to leverage the learnings from the development of our product candidates to progress the discovery process of new TRACTr candidates against a wide variety of targets. For our first three programs, once an antibody was identified, we developed a masked tumor-binding domain in less than six months to begin evaluating TRACTr development candidates. We are actively pursuing the development of additional TRACTr programs against several other clinically validated targets.
•
Expand our internal pipeline into logical classes of therapeutics beyond TCEs. Our tumor-activated masking and bispecific molecule design enable more molecular phenotypes than classic CD3 targeted TCEs. For example, our proprietary technology allows the masking and tumor activation of different T cell therapy modalities, including costimulation via CD28 engagement of a PD-L1xCD28 bispecific molecule, our first TRACIr program. We believe this TRACIr program has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We intend to submit an IND for our PD-L1xCD28 TRACIr in 2023 and to initiate a Phase 1 clinical trial soon after. We are also applying our proprietary technology to create molecules designed to attract, redirect, or mobilize different types of immune cells to tumor sites that exclude or lack resident immune cells.
•
Selectively evaluate opportunities to maximize the potential of our programs in partnership with leading biopharmaceutical companies. We plan to selectively evaluate potential opportunities on a program-by-program basis with biopharmaceutical companies whose research, development, and/or geographic capabilities complement our own with the goal to help mitigate clinical and commercial risk and/or maximize global commercial potential.

TCEs as novel therapeutics to overcome the limitations of current immunotherapies

Background

Immunotherapy has ushered in a new era of cancer treatment with unprecedented responses in many tumor types. Unleashing the power of the immune system on cancer cells has been one of the most promising new advancements in a field long dominated by suboptimal approaches such as chemotherapy. One class of immunotherapy, checkpoint inhibitors, has generated encouraging efficacy results and represents the standard of care in selected tumor types. However, despite this clinical benefit for a subset of patients, it is estimated that less than 13 percent of all cancer patients in the United States respond to checkpoint inhibitors. Tumors have evolved to evade and dampen tumor immune surveillance. Consequently, new classes of immunotherapy designed to overcome the various immune-evasion mechanisms that tumors employ have emerged.

TCEs are immunotherapies that bridge tumor-fighting T cells and tumors in a way that overcomes this challenge. TCEs are bivalent biologics; that is, they can bind to two different cell surface targets. By selecting one target on a tumor cell and another on a T cell, the TCE bridges these two cell types to trigger tumor cell killing by the T cell. TCEs can be mass-produced and made available as off-the-shelf therapies. Furthermore, TCEs, as biologics, have pharmacologic properties that allow control of the amount of active drug in the body at any one time. The doses that are delivered can be titrated, and the pharmacokinetics generally follow those of other biologics.

Other approaches to immunotherapy, like cell therapies, such as CAR T cell therapy, are also emerging. We believe the unique characteristics of TCEs render them an attractive immunotherapy alternative to these approaches. While cell therapies have displayed efficacy in treating cancer, these treatments have also led to morbidity and mortality resulting from toxicity. Cell therapies also typically require complex and costly manufacturing strategies, making them unsuitable for several aggressive tumors and advanced disease patients. They are primarily confined to treatment for hematological malignancies, and CAR T cell therapies have not to date been successfully developed for any solid tumor.

While we believe that TCEs hold promise in treating solid tumors, three properties of TCEs derived from other platforms have limited their potential:

•
Cytokine release syndrome (CRS). CRS arises from the systemic activation of T cells and can result in life-threatening elevations in inflammatory cytokines such as IL-6. Severe and acute CRS leading to dose-limiting toxicities and deaths has been observed upon the dosing of TCEs developed using other platforms to treat cancer patients in prior clinical studies. This toxicity severely restricts the maximum blood levels of TCEs that can be safely dosed.
•
On-target, healthy tissue toxicity. On-target, healthy tissue toxicity, arising from the expression of the tumor target in healthy tissue and scarcity of highly tumor-selective antigens, is another limitation hindering the development of TCEs to treat solid tumor cancers. TCEs developed using other platforms not designed for tumor-specific activation have resulted in clinical holds and dose-limiting toxicities resulting from target expression in healthy tissues.
•
Short half-lives. TCEs quickly reach sub-therapeutic levels after being administered as they are quickly eliminated from the body due to their short exposure half-lives. For this reason, TCEs such as blinatumomab (BLINCYTO) are typically administered by a low-dose, continuous infusion pump for weeks to overcome the challenge of a short half-life and to maintain therapeutic levels of the drug in the body. This continuous infusion dosing regimen represents a significant burden for patients.

Next generation approaches to overcome the challenges of conventional TCEs

First-generation immuno-oncology drugs have an increased risk of systemic toxicity due to the active drug circulating throughout the body. Second generation immuno oncology drugs, such as protease-activated antibodies, have attempted to limit systemic toxicities by being administered in an inactive form and only activated upon exposure to tumor proteases within the tumor microenvironment. However, once these activated drugs leave the tumor, they circulate throughout the body and accumulate over time, leading to on-target, healthy tissue toxicity in target-expressing tissues. Several product candidates have been developed that take advantage of tumor-associated proteases to activate potent drugs in tumors. These include prodrugs such as leucine-doxorubicin and masked antibodies such as Probodies developed by CytomX. In initial clinical trials, CytomX has demonstrated clinical benefit in patients and a mechanistic proof-of-concept for this masked antibody approach, with 83 percent of the patients having enough tumor protease activity to achieve clinically relevant levels of unmasked antibodies in the tumor. However, an unwanted consequence of CytomX’s approach is that the relatively long half-lives of its drugs in active form led to their accumulation in healthy tissue throughout treatment.

We are developing our TRACTr and TRACIr platforms to address the limitations of previous generations of immuno-oncology drugs and to restrict activity to tumors. Our TRACTrs and TRACIrs are designed to be activated by tumor-specific proteases but, upon activation, be converted to a form that has a short half-life to eliminate them from the body rapidly should they re-enter the circulatory system. A representation of the pharmacokinetic design of first and second-generation TCEs and our TRACTrs / TRACIrs is shown in the figure below.

Figure 2. Our TRACTr and TRACIr platforms are designed to limit the activity of our therapies to tumor sites, reducing the risk of on-target, healthy tissue toxicity

Our TRACTr and TRACIr Platforms

Our TRACTr and TRACIr platforms are designed to offer the following features for the discovery and development of novel therapies for the treatment of solid tumors:

•
Potential to reduce CRS and on-target, healthy tissue toxicity risk. By engineering our TRACTrs and TRACIrs with novel peptide masks that are designed to be selectively activated in the tumor microenvironment and designed for any activated TCEs or non-TCE based immunomodulators to be rapidly cleared from healthy tissue upon escaping from the tumor, our product candidates have the potential to overcome the toxicity challenges of TCEs, non-TCE based immunomodulators and systemic immunotherapies in general.
•
Potential for the extended half-life of our TRACTrs and TRACIrs. We designed our TRACTrs and TRACIrs with an albumin-binding domain to be stable in the bloodstream and to have an extended serum half-life before activation. Our TRACTrs and TRACIrs have demonstrated long half-lives in NHPs, which we believe translates to the potential for once-weekly dosing in humans. This contrasts with first-generation TCEs or non-TCE based immunomodulators that are rapidly cleared and require high frequency or continuous dosing.
•
Potential for activity at low levels of target expression. Our TRACTrs and TRACIrs are designed to be active at low levels of tumor target expression where other treatment modalities lose efficacy. In preclinical studies, our TRACTrs and TRACIrs did not require high levels of tumor target expression to activate T cells to kill cancer cells.

•
Modularity. Our TRACTr and TRACIr platforms’ modular characteristics enable us to leverage the learnings from the development of our product candidates to progress the discovery process of new TRACTr and TRACIr candidates against a wide variety of targets.
•
Manufacturability. The development, manufacturing and control processes of our TRACTr and TRACIr molecules closely resemble those used for monoclonal antibodies with the expectation for a relatively lower cost of goods.

TRACTr and TRACIr design and structure

Our TRACTr and TRACIr product candidates are biologics comprised of multiple domains that have been designed to serve specific functions but engineered to function as a single unit. At their core, our TRACTr and TRACIr product candidates are TCEs and non-TCE based immunomodulators, respectively, that couple a tumor antigen binding domain to a T cell-specific antigen binding domain. Masks cover both binding sites and block activity while our TRACTr or TRACIr product candidate are in circulation and exposed to healthy tissues. We use proprietary peptide linker sequences composed of tumor protease recognition sites to attach these masks to the antigen-binding domains in a way that is designed to make the masks highly sensitive to release by tumor proteases. This release exposes both the tumor-binding domain and the T cell antigen binding domains to generate a fully activated TCE or non-TCE based immunomodulator. This is designed to enable our TRACTr or TRACIr product candidates to bridge the T cells and tumor cells into close proximity and to enable T cell-mediated killing of tumor cells.

Our TRACTr and TRACIr product candidates also have a proprietary albumin-binding domain designed to increase their half-life in serum. This proprietary domain is designed to bind albumin and, by doing so, prevent the rapid degradation and elimination of TRACTr or TRACIr product candidates. In contrast, blinatumomab, a TCE that lacks an albumin-binding domain, has a very short half-life in serum and is administered through continuous infusion for 28 days per treatment cycle, with hospitalization recommended for up to the first nine days.

Our TRACTrs and TRACIrs are designed to limit binding to their targets in healthy cells. When our TRACTr or TRACIr product candidates are in the non-activated state, they are designed not to activate T cells before reaching the tumor. Upon exposure to tumor proteases, the linkers are designed to be cleaved, and the masks and albumin-binding domains are designed to be released to generate a fully active TCE or non-TCE based immunomodulator. This is designed to enable tumor-specific T cell activation and tumor cell killing while priming the activated TCE or non-TCE based immunomodulator for rapid elimination should it leave the tumor and re-enter circulation. We believe that our technology’s design to restrict T cell activation specifically to tumor sites provides the opportunity to generate TCEs and non-TCE based immunomodulators with broader therapeutic windows. We summarize our TRACTr and TRACIr structure, activation mechanism in tumor tissue, and rapid elimination from healthy tissue once activated below.

Our TRACTr and TRACIr development process

We have developed robust processes to select specific sequences for each of these components in a TRACTr or TRACIr both for their individual properties and for their ability to contribute to the desired properties of our fully assembled product candidates.

•
Antigen-binding domains. Our initial product candidates are based on antigen binding domains, which have been incorporated into other products associated with clinical activity. As we expand our pipeline, we are developing proprietary antigen binding domains against novel targets.
•
Geometry connecting the antigen binding domains. The orientation of a tumor-specific and a T cell-specific antigen binding domain is central to creating a TCE or non-TCE based immunomodulator with optimal T cell activation. We have found that the orientation between the two antigen-binding domains profoundly affected activity in preclinical studies. For example, we constructed two PSMA TCEs with similar binding domains but of different geometry, where their potency in T cell-directed, PSMA-specific tumor cell killing differed by over 900-fold, as shown in the figure below.

Figure 3. The orientation of the two antigen binding domains in a PSMA-TCE led to an over 900-fold difference in potency in preclinical studies (top), and the configurations of these two TCEs, VH and VL (bottom)

•
Mask Discovery. Each mask sequence is designed to be optimized for a specific antigen-binding domain through an iterative process of phage display and quantitative binding assays designed to select for those masks that can prevent binding to the target antigen. We use a directed evolution-based process using proprietary phage libraries. We go through multiple cycles of selection and amplification of potential inhibitory peptides capable of blocking the antigen-binding domain from binding to its target to optimize masked TCE or non-TCE based immunomodulator stability in serum and limit cleavage to the tumor microenvironment thereby reducing toxicity. We depict our mask discovery process in the figure below.

Figure 4. Using directed evolution and phage display technology, we identify potential mask sequences that are designed to completely block antigen recognition by our antigen binding domains

•
Single versus dual masks. Our technology allows us to develop product candidates with either one or both antigen-binding domains masked depending on the tumor target’s profile. For tumor targets with minimal healthy tissue expression or toxicity concerns, we develop single mask TRACTrs or TRACIrs designed to block the T cell-binding domain to prevent non-tumor-specific activation of T cells that contributes to CRS. For targets with high/broad healthy tissue expression or toxicity concerns, we develop dual mask TRACTrs or TRACIrs designed to mask both domains to minimize the risk of healthy tissue toxicity and CRS. We depict the single and dual mask TRACTr and TRACIr structures in the figure below.

Figure 5. We design both single and dual masked TRACTr and TRACIr product candidates based on the healthy tissue expression levels of the tumor-targeted antigen and the risk of healthy tissue toxicity

•
Cleavage linker. We optimized the selection of cleavage linkers by a process involving identifying the predominant proteases in solid tumors and mining databases for potential substrates of these proteases. We then screened peptide sequences for their sensitivity to cleavage by these proteases. We specifically identified potential cleavage linker sequences that were rapidly cleaved by a tumor-specific protease to improve anti-tumor TRACTr or TRACIr activities potentially, yet remain stable in human, NHP, and mouse serum to limit non-tumor activation. We have identified several proprietary cleavable linkers that we utilize to optimize efficacy and stability in our TRACTrs and TRACIrs, as shown in the schematic below.

•
Albumin-binding domain. We developed our proprietary albumin-binding domain derived from a llama antibody optimized for its ability to bind to albumin from both humans and NHPs, the primary preclinical species in which we conduct our in vivo experiments due to the similarity in target sequences and immune function with humans. As shown in Figure 6 below, our albumin-binding domain has a nearly identical binding affinity to albumin from these two species.

Figure 6. Our proprietary albumin-binding domain had potent binding to both NHP and human albumin

•
Development viability. Once we have identified the critical components for any product candidate, we assemble them and modify the assembled construct using standard techniques to make it more human-like. We then assess its feasibility for development. We are primarily concerned with the following attributes of a potential product candidate:
o
Manufacturability using standard mammalian cell expression systems;
o
Drug-like properties such as solubility, thermal stability, and stability in human serum; and
o
Optimal performance with efficient linker cleavage, mask removal, antigen-binding, albumin-binding, and functional activity.

Our extensive library of masks and linkers combined with our protein engineering expertise allows us to generate product candidates that meet the high standards that we have set for therapeutic candidates that we believe have the potential to have clinical activity across a broad spectrum of indications.

Initial proof of technology study

To demonstrate proof of concept for TRACTrs, we tested a TRACTr and a first-generation TCE that targeted EGFR using identical antigen-binding domains. We assessed the risk of developing CRS by dosing both agents in non-human primates (NHPs), a species that was chosen because of the similarity in antigen binding affinities in these NHPs compared to humans, and demonstration that an EGFR bi-specific T cell engager (EGFR-BiTE, or EGFR-TCE) triggered significant CRS and healthy tissue toxicity up to and including death.

Our EGFR-TRACTr included an albumin-binding domain intended to increase its half-life in serum to extend the interval between dosing while simultaneously utilizing the protease-mediated cleavage of the linker to remove the domain once our TRACTr was activated. In NHPs, our EGFR-TRACTr was found to have a half-life of over 100 hours compared to approximately one hour for the corresponding EGFR-TCE, as demonstrated below. We believe that this half-life is consistent with the potential for once-weekly dosing in humans. Furthermore, we believe the rapid elimination of the unmasked TCE minimizes the risk of TCE-induced CRS due to short circulation time in serum.

Figure 7. Our EGFR-TRACTr was shown to have an extended half-life in NHPs compared to a corresponding TCE while the unmasked form was rapidly eliminated

In this same study, a dose of 3mg/kg and 10mg/kg of the EGFR-TCE resulted in the release of high levels of the inflammatory cytokine IL-6. In comparison, 600mg/kg of our EGFR-TRACTr reduced those levels to less than 500pg/ml, shown below, even though the plasma levels were substantially higher with the TRACTr than the TCE. Published studies have shown median IL-6 levels of 122pg/ml in patients with Grade 0-3 CRS and 8,300pg/ml in Grade 4-5 CRS patients. A similar reduction in the other inflammatory cytokines measured was observed with our TRACTr compared to the EGFR-TCE.

Figure 8. Our EGFR-TRACTr did not lead to CRS in NHPs even at high doses. Inflammatory cytokines evaluated in this study included IL-6, tumor necrosis factor alpha (TNFa), interferon gamma (IFNg), and interleukin-2 (IL-2). TNFa, IFNg, and IL-2 were all below the quantification limit (BQL)

The lack of induction of inflammatory cytokines in NHPs associated with CRS in humans is consistent with the potential for the peptide masks to prevent antigen binding and thereby T cell activation. In these studies, the EGFR-TRACTr maximum tolerated dose (MTD) was higher than 600mg/kg due to a lack of CRS, lack of safety observations, and lack of healthy tissue toxicity. In contrast, a published study using a constant infusion of an EGFR-TCE observed an MTD of 30pM plasma levels and 300pM lethal dose plasma levels, where significant liver and kidney toxicities were reported. In similar models, our TRACTr dosed at 600mg/kg had no signs of toxicity and a Cmax of 360nM, further suggesting the potential for improvement in safety via masking.

In a separate study in a mouse model of human CRC using human HCT116 tumor cells and human immune cells, our EGFR-TRACTr displayed potent anti-tumor activity. As shown in the figure below, our EGFR-TRACTr dosed for 10 days at 1.5mg/kg led to significant tumor shrinkage, which was roughly equivalent to that observed with 0.5mg/kg of the EGFR-TCE.

With the observation of reduced CRS risk for our EGFR-TRACTr relative to the EGFR-TCE (at a substantially lower dose than the TRACTr) in our NHP study, and the observation of comparable anti-tumor activity of our EGFR-TRACTr and the EGFR-TCE (at one third of the dose of the our TRACTr) in our mouse model of human CRC, we believe our EGFR-TRACTr may offer reduced CRS risk relative to the EGFR-TCE when dosed at levels expected to result in anti-tumor activity in humans.

Figure 9. Our EGFR-TRACTr led to significant tumor shrinkage in an HCT116 mouse tumor model

Our Lead Programs

Our lead TRACTr product candidates are designed to target PSMA, EGFR, and TROP2. These tumor targets are clinically validated and implicated in solid tumors with high prevalence, including mCRPC, CRC, TNBC, SCCHN, UC, and NSCLC. While our product candidates remain in the preclinical or discovery stage and are based on novel technologies, we anticipate submitting INDs for two of these product candidates by the end of 2022. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We anticipate submitting an IND for this product candidate in 2023. Our pipeline is summarized below:

Our PSMA-TRACTr for the treatment of mCRPC

We are developing our PSMA-TRACTr product candidate for the treatment of mCRPC. In a preclinical study, PSMA-TRACTr showed a 500-fold reduced ability to induce T cell-mediated killing of prostate cancer cells when masked compared to when unmasked. In addition, we found that our PSMA-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. We plan to submit an IND for our PSMA-TRACTr product candidate in the first half of 2022.

Prostate cancer overview

Prostate cancer is the second most common cancer in men worldwide. Over 3 million men live with prostate cancer in the United States alone. Approximately 12 percent of men will be diagnosed with prostate cancer at some point during their lifetime. In 2021, there were an estimated 248,530 new prostate cancer diagnoses in the United States, representing over ten percent of all new cancer diagnoses. Early diagnoses and effective therapies mean that most prostate cancer patients have a prognosis with a mean five-year survival rate of approximately 98 percent. However, an estimated six percent of prostate cancer patients develop metastatic disease, which is associated with a five-year survival rate of approximately 30 percent. There were an estimated 34,130 deaths in the United States due to prostate cancer in 2021.

Treatment options for prostate cancer

Patients diagnosed with the localized, low-risk disease may be followed by active surveillance or treated with definitive therapy by prostatectomy or radiation therapy. Approximately half of patients with intermediate or high risk prostate cancer are cured by surgery or radiation, but the other half will experience recurrence, usually but not always detected by biochemical surveillance (PSA test). Patients with recurrent disease are typically treated with androgen deprivation therapy (ADT), and if high risk, ADT combined with chemotherapy or addition of novel hormonal therapy. Androgens, including testosterone and dihydrotestosterone, activate androgen receptor-dependent gene transcription, which drives the growth of prostate cancer cells. ADT blocks testicular production of testosterone, otherwise known as a chemical castration, and is administered for those patients who present initially with regional or advanced disease at diagnosis or develop advanced disease at recurrence. Most ADT-treated patients develop castration-resistant prostate cancer (CRPC) and progress.

Treatment options for mCRPC

Standard therapies for these patients include novel hormonal agents, which either further suppress androgen synthesis (abiraterone), or efficiently block Androgen receptor signaling (Enzalutamide). Further treatment options range from cytotoxic chemotherapy (taxanes), Radium-223, or immunotherapy (sipuleucel-T), and an autologous activated antigen presenting cell therapy. PARP inhibitors, and immune checkpoint inhibitors are also approved, but for only small subsets of patients. The median overall survival of patients with mCRPC in multiple Phase 3 trials is approximately 12-18 months and has been augmented by only 2-5 months by the best agents, highlighting the need for more effective therapies in mCRPC.

PSMA is a validated prostate cancer antigen

PSMA is a prostate-specific transmembrane protein expressed at a 100-fold to a 1,000-fold higher level in prostate adenocarcinoma than in the benign prostate. Of importance, PSMA expression is (i) increased when patients are on ADT and (ii) highest in high-grade and mCRPC. Over half of prostate cancer patients treated with radical prostatectomy with high levels of PSMA are likely to have recurrent disease, at a rate that is twice that of patients observed with low levels of PSMA. PSMA is the target of FDA-approved imaging agent, ProstaScint, TCEs, radioisotopes, and ADCs in development.

Clinical results published in the journal Immunotherapy in 2020 from a Phase 1 trial of pasotuxizumab, a PSMA-targeted TCE, highlight the potential of targeting mCRPC with a PSMA-targeted TCE and the limitations of current approaches. Patients in this trial were initially treated with daily subcutaneous injections, but anti-drug antibodies (ADAs) developed in all treated patients, likely due to the high doses administered. These high doses of the drug, which have a short half-life, were required to achieve sufficient drug exposure to the tumor. The trial was then amended so that clinicians could dose patients using continuous intravenous infusion. Prostate-specific antigen (PSA) levels are a validated measure of disease severity in prostate cancer patients. A dose-dependent reduction in serum PSA levels was observed in the intravenous group, achieving a median best PSA change from baseline of approximately 55 percent in the high dose group. The percentage of patients with PSA reduction of greater than 50 percent in the top three groups was 33 percent. Two patients had long-term PSA responses. One patient had long-term stable disease with 337 days to tumor progression. One patient had near-complete regression of lymph node lesions and bone metastases, with 500 days to disease progression. One of the patients who had initially presented with extensive metastatic disease had a reduction in PSA of greater than 96 percent. Within 43 days of treatment, the extent of the PSMA-expressing tumor was significantly reduced. By day 85, there was little evidence of tumor remaining. While no on-target healthy tissue toxicity was reported, treatment-emergent increases in alanine aminotransferase and aspartate aminotransferase did occur, and over half of patients in this trial developed Grade 3 or Grade 4 drug-related SAEs. Three patients dosed with continuous infusion developed CRS; two were Grade 2 and one was Grade 3.

We believe that our TRACTr platform technology can be used to create a PSMA-TCE with the potential to build upon the preliminary signs of anti-tumor activity observed with pasotuxizumab through improved pharmacokinetics and reduced risk of CRS toxicity.

Our solution: our PSMA-TRACTr product candidate

We designed our PSMA-TRACTr product candidate as a single-masked TRACTr in which the PSMA-binding domain is unmasked. The T cell-specific binding domain (CD3e) is masked to prevent CRS. We illustrate our PSMA-TRACTr structure in the figure below.

We found that our PSMA-TRACTr product candidate exhibited a 500-fold shift in activating T cell killing of PSMA expressing tumor cells in an in vitro assay when it was masked than when the mask was removed, as shown in the figure below. We believe this difference in activity has the potential to greatly reduce toxicities caused by PSMA expression outside of tumors.

Figure 11. Our masked PSMA-TRACTr was 500-fold less potent in activating T cell killing of PSMA expressing tumors than when the mask was removed in an in vitro assay

In NHPs, our PSMA-TRACTr demonstrated a half-life of approximately 119 hours, which we believe translates to once-weekly dosing in humans. In comparison, pasotuxizumab was reported to have a half-life of one to three hours in humans and required continuous intravenous infusion for 5 weeks to maintain sufficient drug exposure, representing a significant burden for patients. The figure below illustrates our PSMA-TRACTr and the PSMA-TCE half-lives in NHPs. For comparison, the projected human efficacious dose (pHED) of 100pM for pasotuxizumab based on the clinical trial protocol for its Phase 1 study is also shown.

Figure 12. Our PSMA-TRACTr had a half-life of 119 hours in NHPs, which we believe is in line with the potential for once-weekly dosing in humans

In this same study, dosing our PSMA-TRACTr at 87mg/kg resulted in minimal levels of inflammatory cytokine production relative to an unmasked PSMA-TCE at 10mg/kg, which led to a greater than 130-fold expression of IL-6 as shown in the figure below. We believe these data suggest our PSMA-TRACTr will have the potential to reduce CRS risk relative to an unmasked PSMA-TCE. Furthermore, in a separate study of our PSMA-TRACTr dosed at 1,000mg/kg once-weekly for three weeks in NHPs, no dose-limiting toxicities were identified.

Figure 13. Dosing of our PSMA-TRACTr in NHPs had minimal effects on inflammatory cytokine levels, several of which were below the limit of quantification (LOQ). In contrast, dosing of a PSMA-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development plans

We are conducting IND-enabling studies with our PSMA-TRACTr. We plan to submit an IND in the first half of 2022 to conduct a Phase 1 trial in patients with mCRPC to assess safety, tolerability, and pharmacokinetics.

Our EGFR-TRACTr for the treatment of colorectal cancer, head and neck cancer and non-small cell lung cancer

We are developing our EGFR-TRACTr product candidate for the treatment of metastatic CRC, SCCHN and NSCLC. We have shown in preclinical studies that our EGFR-TRACTr had an 8,500-fold reduced ability to activate T cells when it is masked compared to when it is unmasked. In addition, we demonstrated that our EGFR-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. We selected a development candidate for our EGFR-TRACTr product candidate in the second quarter of 2021, and we plan to submit an IND in the second half of 2022.

Colorectal cancer overview

Most colorectal cancers are a type of tumor called adenocarcinoma, cancer of the cells that line the inside tissue of the colon and rectum. However, other less frequently arising colorectal tumors include a neuroendocrine tumor of the gastrointestinal tract, gastrointestinal stromal tumor, small cell carcinoma, and lymphoma.

Colorectal cancer is the second most common cancer in women and the third most common cancer in men worldwide. It is estimated that there will be approximately 106,180 new cases of colon cancer and 44,850 new cases of rectal cancer in the United States in 2022 and approximately 52,580 deaths. Approximately 25 percent of patients have metastatic disease at diagnosis, meaning the disease has spread to other organs, and about 50 percent of patients with CRC will eventually develop metastases. Over 35 percent of the patients with a new diagnosis of CRC, and over 85 percent of patients with a new metastatic CRC diagnosis, will die within five years. Furthermore, the cumulative recurrence rate of CRC at four years is 100 percent.

EGFR is a validated colorectal cancer target

EGFR is the most commonly overexpressed membrane protein in cancer. In CRC, 80 percent of patients overexpress EGFR, and higher expression levels have been linked to more aggressive metastatic disease, which is associated with poor prognosis, including decreased disease-free survival and overall survival. However, EGFR expression is not limited to tumors and is widely expressed throughout the body, resulting in systemic toxicities with EGFR-directed therapies.

Treatment options for mCRC

Treatment of CRC typically involves cytotoxic chemotherapy in a regimen containing folinic acid, fluorouracil, and irinotecan, called FOLFIRI, and radiation. Anti-EGFR mAbs such as cetuximab (ERBITUX, marketed by Eli Lilly) and panitumumab (VECTIBIX, marketed by Amgen and Takeda) can be added to standard therapy. However, only 10-20 percent of patients respond to anti-EGFR mAb therapies, and of those that do, resistance often develops. Of the 85 percent of CRC patients resistant to EGFR mAb treatment, 35 percent to 45 percent are resistant due to KRAS mutations. Treatment with EGFR mAbs is not recommended for patients with KRAS mutations. This suggests that if an anti-EGFR therapeutic that could treat all EGFR overexpressing patients harboring KRAS mutations was developed, the potential treatable population could be significantly expanded.

A combination of nivolumab (OPDIVO) and ipilimumab (YERVOY), which are both marketed by Bristol Myers Squibb, as well as pembrolizumab monotherapy (KEYTRUDA, marketed by Merck & Co.), have been approved for the treatment of microsatellite instability-high (MSI-high) CRC. This is a subset of four to five percent of CRC patients with mutations that lead to high genetic instability. These results suggest that EGFR-directed immunotherapies have the potential to treat CRC and that, at least in some patients, there are sufficient T cells to mount an effective immune response.

Head and neck cancer overview

Cancers known collectively as head and neck cancers usually begin in the squamous cells that line the moist, mucosal surfaces inside the head and neck, otherwise known as squamous cell carcinomas. Cancers of the head and neck are further categorized by the area of the head or neck in which they begin: oral cavity, pharynx, larynx, paranasal sinuses and nasal cavity and salivary glands. Head and neck cancers account for approximately 4 percent of all cancers in the United States and are more than twice as common among men as they are among women. Researchers estimated that more than 68,000 men and women in the United States would be diagnosed with head and neck cancers in 2021. Additionally, there were an estimated 14,620 deaths from head and neck cancer in 2021. EGFR is overexpressed in approximately 90-95 percent of head and neck cancers.

Treatment options for SCCHN

Locoregional SCCHN is treated with curative intent but at the cost of functional impairment and locoregional recurrence or metastatic disease. Standard first-line treatment for recurrent or metastatic (R/M) disease that is not amenable to local therapy was for more than a decade, cetuximab, an EGFR antibody, plus chemotherapy with platinum and 5-fluorouracil (the EXTREME regimen), which provides a mOS of about 10 months and is associated with substantial adverse events.

A significant number of cancer patients fail to respond to immunomodulatory agents regardless of PD-L1 expression, presumably because of tumor resistance mechanisms against immune attacks. The two-year OS in first-line R/M SCCHN ranged from 38 percent to 27 percent, pending the combined positive score. Consequently, there is a significant unmet need for improved therapies.

Non-small cell lung cancer overview

It is estimated that there were approximately 235,000 new lung cancer cases and 131,000 lung cancer deaths in the United States in 2021. NSCLC accounts for approximately 84 percent of lung cancer cases. The overall five-year survival for all patients diagnosed with NSCLC is approximately 25 percent.

Treatment options for NSCLC

Targeted therapies have been developed for NSCLC patients with tumors containing alterations in EGFR and anaplastic lymphoma kinase gene (ALK); however, less than thirty percent of patients are eligible for these therapies. Patients ineligible or resistant to these therapies can be treated with immune checkpoint inhibitors. This treatment regimen significantly improves progression-free survival (PFS) and OS compared to standard chemotherapy. However, despite the availability of these therapies, very few patients are cured of their disease, and the prognosis in NSCLC remains poor.

Our solution: our EGFR-TRACTr product candidate

We designed our EGFR-TRACTr product candidate as a dual-masked TRACTr in which both the EGFR and T cell-binding domains are designed to be masked. Based upon the activity of EGFR-TCEs against CRC cell lines that harbor mutations or modifications that render them resistant to anti-EGFR antibodies, we believe our EGFR-TRACTr has the potential to treat an expanded CRC patient population. We illustrate our EGFR-TRACTr structure below.

Figure 14. Structure of our EGFR-TRACTr

We found that our EGFR-TRACTr product candidate exhibited an 8,500-fold shift in activating T cell killing of EGFR expressing HCT116 tumor cells in an in vitro assay when it was masked than when the mask was removed, as shown below. We believe this differential in activity can significantly reduce healthy tissue toxicities caused by EGFR expression outside of tumors.

Since these cells harbor KRAS mutations and are resistant to anti-EGFR antibodies, the observed EGFR-TCE activity suggests that EGFR inhibitor-resistant (including KRAS mutants sensitive to our EGFR-TRACTr) CRC will be sensitive to our EGFR-TRACTr. Our observation is consistent with published studies demonstrating EGFR-TCE activity in cell lines resistant to EGFR mAbs and harbored KRAS mutations. The results of our study are depicted in the figure below.

Figure 15. Our masked EGFR-TRACTr was over 8,500-fold less potent at T cell-mediated killing of EGFR-expressing tumor cells than an equivalent unmasked TCE in an in vitro assay

In NHPs, our EGFR-TRACTr demonstrated a half-life of approximately 94 hours, which we believe translates to the potential for once-weekly dosing in humans. This compares to the half-life of the unmasked EGFR-TCE of approximately one hour. In figure 16, we illustrate our EGFR-TRACTr and the EGFR-TCE half-lives in a study in NHPs.

Figure 16. Our EGFR-TRACTr had a half-life of approximately 94 hours in NHPs, which we believe is in line with once-weekly dosing in humans

In this same study, dosing our EGFR-TRACTr at 100mg/kg resulted in minimal levels of inflammatory cytokine release, relative to an unmasked EGFR-TCE at 10mg/kg, which led to a greater than 20-fold expression of IL-6. We believe these data suggest that our EGFR-TRACTr has the potential to reduce CRS risk relative to an unmasked EGFR-TCE. Furthermore, in a separate, study of our EGFR-TRACTr dosed at 600mg/kg once-weekly for three weeks in NHPs, no dose-limiting toxicities were identified.

Figure 17. Dosing of our EGFR-TRACTr in NHPs had minimal effects on inflammatory cytokine levels. In contrast, dosing of an EGFR-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS

Clinical Development Plans

We are conducting IND-enabling studies with our EGFR-TRACTr. We plan to submit an IND in the second half of 2022 to conduct a Phase 1 trial in patients with advanced solid tumors that overexpress EGFR, including CRC, SCCHN and NSCLC, to assess safety, tolerability, and pharmacokinetics. In addition, we plan to evaluate additional opportunities where EGFR is overexpressed.

Our TROP2-TRACTr for the treatment of TROP2 overexpressing solid tumors

We are developing our TROP2-TRACTr program to treat TROP2 overexpressing solid tumors, including TNBC, UC, and NSCLC. TROP2 is a cell surface glycoprotein overexpressed by many human carcinomas. In preclinical studies, we showed that our TROP2-TRACTr had an over 6,500-fold reduced ability to activate T cells when it was masked compared to unmasked. In addition, we demonstrated that our TROP2-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. We plan to submit an IND for our TROP2-TRACTr product candidate in 2023.

Triple-negative breast cancer overview

Although some forms of breast cancer are less aggressive and have displayed improving survival rates, there are still highly aggressive forms of disease that represent a significant unmet need. For example, TNBC tends to present later than other types of breast cancer and grows, spreads, and recurs faster than most other types. Women with triple-negative breast cancer are also more likely to develop metastases. They typically have a poorer prognosis than other types of breast cancer due to the lack of targeted therapies available for treatment. TNBC is referred to as “triple-negative” because it is estrogen receptor-negative (ER-), progesterone receptor-negative (PR-), and HER2-, and is unlikely to respond to hormonal or HER2-targeted therapies. TNBC accounts for approximately 10-15 percent of all breast cancers and is more aggressive and likely to recur compared to receptor-positive breast cancers. The five-year survival rate for TNBC is approximately 77 percent compared to approximately 90 percent for other types of breast cancers.

Urothelial cancer overview

Cancer that begins in cells that line the urethra, bladder, ureters, renal pelvis, and some other organs is referred to as urothelial carcinoma. UC is the most common type of bladder cancer, and bladder cancer is the fourth most common cancer in men in the United States. UC accounts for 90 percent of all bladder cancers, and can also arise in the renal pelvis and ureters. The American Cancer Society estimates that approximately 81,180 new cases of, and 17,100 deaths were caused by, bladder cancer in the United States in 2021. Despite the approval of checkpoint inhibitors in recent years, the treatment of patients with advanced UC in the second-line setting remains a significant unmet need. The relative five-year survival rate for patients with metastatic UC is about six percent.

TROP2 is a validated cancer target

TROP2 is a transmembrane protein involved in calcium signal transduction. The observed TROP2 level is low in normal tissues, and TROP2 is overexpressed in various cancer types, such as breast, lung, urothelial, endometrial, ovarian, prostate, pancreatic, gastric, colon, head and neck, and glioma. Furthermore, TROP2 functions as an oncogene capable of driving tumorigenesis and metastasis in epithelial cancers such as colorectal cancer. TROP2 expression in cancer cells has long been correlated with drug resistance, and high levels of TROP2 expression have been shown to correlate with poor prognosis in various cancer types. A meta-analysis, including data from approximately 2,500 patients, increased TROP2 expression was associated with poor overall survival and disease-free survival outcomes across several solid tumors.

The increased expression of TROP2 in tumors has made it both a prognostic biomarker and a therapeutic target for cancer. Sacituzumab govitecan, marketed as Trodelvy by Gilead, is an anti-TROP2 ADC that received accelerated approval by the FDA in April 2020 as a treatment for metastatic TNBC and UC in April 2021. In metastatic TNBC, this ADC had a 33 percent overall response rate, providing clinical validation of TROP2 as a target. However, sacituzumab govitecan was also associated with significant toxicities: 21 percent of patients reported Grade 3 or Grade 4 serious gastrointestinal events, and 43 percent reported Grade 3 or Grade 4 neutropenia. Beyond TNBC, a published report from the 2019 Genitourinary Cancers Symposium indicated an objective response with sacituzumab govitecan in approximately 30 percent of highly pretreated urothelial cancer patients.

Furthermore, in a Phase 1 trial of datopotamab deruxtecan (DS-1062), an anti-TROP2 ADC in clinical development by AstraZeneca and Daiichi Sankyo, objective responses were obtained by 21 percent to 25 percent of NSCLC patients treated. Promising third-party clinical data in multiple metastatic cancer indications have been reported, including HR+/HER2- breast and urothelial cancers. As a therapeutic target, TROP2’s independence from other therapeutic approaches (e.g., checkpoint inhibitors, Poly (ADP-ribose) polymerase (PARP) inhibitors) lends combination therapy with TROP2 targeted therapies a potentially promising approach.

Our solution: our TROP2-TRACTr program

We designed our TROP2-TRACTr program as a dual-masked TRACTr in which both the TROP2 and the CD3e antigen binding domains are masked in order to minimize the risk of on-target, healthy tissue toxicity. We illustrate our dual masked TROP2-TRACTr structure in the figure below.

Figure 18. Structure of our dual masked TROP2-TRACTr

In preclinical in vitro studies, our unmasked TROP2-TCE led to T cell-mediated cell killing of several tumor cell lines with potencies that generally correlated with the level of TROP2 expression. The TROP2-TCE was active against both high TROP2-expressing cell lines, such as BxPC3 and NCI-N87, which were sensitized to killing by concentrations of TROP2-TCE of less than 1 pM and the low TROP2-expressing cell line, HCT116 at 10 pM, as shown in the figure below.

Figure 19. Our TROP2-TCE led to potent T cell-mediated cell killing across a range of tumor types that express TROP2 in preclinical studies

We found that our TROP2-TRACTr exhibited a 12,500-fold shift in activating T cell killing of TROP2 expressing tumor cells in an in vitro assay when it was masked than when the mask was removed. We believe this differential in activity has the potential to greatly reduce toxicities caused by TROP2 expression outside of tumors.

Figure 20. Our masked TROP2-TRACTr was greater than 12,500-fold less potent at activating T cell mediated killing of TROP2-expressing tumor cells than unmasked TROP2-TCE in an in vitro assay

In NHPs, our TROP2-TRACTr demonstrated a half-life of approximately 90 hours, which we believe is in line with the potential for once-weekly dosing in humans. The half-life of the unmasked TROP2-TCE was less than 2 hours. We illustrate our TROP2-TRACTr and the TROP2-TCE half-lives in our NHP study in the figure below.

Figure 21. Our TROP2-TRACTr had a half-life of 90 hours in NHPs, which we believe is in line with once-weekly dosing in humans

In this same study, dosing of our TROP2-TRACTr at 100mg/kg resulted in minimal levels of inflammatory cytokine production, relative to an unmasked TROP2-TCE at 3mg/kg, which led to a greater than 20-fold expression of IL-6 as shown in the figure below. We believe these data suggest our TROP2-TRACTr has the potential to reduce CRS risk relative to an unmasked TROP2-TCE.

Figure 22. Dosing of our TROP2-TRACTr in NHPs had minimal effects on inflammatory cytokine levels. In contrast, dosing of a TROP2-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development plans

We plan to submit an IND for TROP2-TRACTr in 2023 to conduct a Phase 1 trial in patients with advanced solid tumors that are overexpressing TROP2, including TNBC, UC, and NSCLC, to assess safety, tolerability, and pharmacokinetics.

Our PD-L1 x CD28 TRACIr for the treatment of solid tumors

Activation of T cells is a highly regulated process that typically requires two signaling events for full functionality: the first signal is initiated upon binding of the MHC-antigen complex, which helps distinguish “self” from “non-self” to the T cell receptor (TCR) and the second signal through activation of a costimulatory receptor. While the first recognition signal activates a T cell and triggers T cell-mediated toxicity of the recognized cell, if the T cell does not receive a second costimulatory signal, it can lead to T cell tolerance whereby the T cells continue to recognize the tumor antigen but do not mount an immune response against the tumor cell. The second costimulatory signal prevents T cell tolerance and further activates the T cell to enhance T cell cytotoxicity towards the targeted cell. The interaction of tumor cells and T cells with and without our PD-L1xCD28 costimulatory bispecific is depicted in the figure below.

Figure 23. T cell costimulatory bispecific activators such as our PD-L1xCD28 program have the potential to increase activation both as monotherapy and in combination with TCEs

Our PD-L1xCD28 costimulatory bispecific is designed to act both as an antagonist of PD-L1 and a conditional agonist of CD28 as shown in the figure above. While CD28 agonism has shown some clinical promise, the efficacy seen with this approach has been limited due to dose-limiting toxicities that result from systemic activation of CD28. Our PD-L1xCD28 costimulatory bispecific is designed to conditionally agonize CD28 only in the presence of PD-L1, which is often overexpressed by tumors to avoid T cell- mediated killing. In addition, engagement of PD-L1 by our costimulatory bispecific is designed to block PD-1 binding and provide checkpoint inhibition. We believe this unique combination of potential mechanisms of action could enhance anti-tumor responses and limit the systemic toxicity of CD28 agonism. This is supported by studies in NHPs with our costimulatory bispecific demonstrating a lack of systemic immune system activation as evidenced by the lack of cytokine release, as shown in the figure below.

Figure 24. Dosing of our PD-L1xCD28 costimulatory bispecific in NHPs had minimal effects on inflammatory cytokine levels, and several of these were below limits of quantification

Despite unprecedented clinical response rates, most patients fail to respond to therapies targeting PD-1 and PD-L1. We believe this is partly because T cells require costimulation for full functionality, to enable the immune system to attack a tumor fully. We believe the addition of immune costimulatory agents could derive further benefit. A preclinical study comparing a checkpoint antibody with our costimulatory bispecific with PD-L1 expressing tumor cells demonstrated induction of T cell cytotoxicity and IFNg release with the costimulatory bispecific and lack of activity with the checkpoint antibody, as shown in the figure below. In addition, IL-2 release was observed with the costimulatory bispecific, which is consistent with CD28 agonism. We believe that intra-tumoral release of IL-2 has the potential to further enhance the activity of tumor resident T cells to improve activity further.

Figure 25. Our unmasked PD-L1xCD28 bispecific led to T cell-dependent anti-tumor activity and the release of IFNg and IL-2 from T cells in preclinical studies

We plan to clinically evaluate the single-agent activity of our costimulatory bispecific to treat patients with PD-L1 expressing tumors, including those refractory to, or relapsed from, approved checkpoint inhibitor therapies. Additional supporting evidence for this strategy is provided in the figure below, where our costimulatory bispecific demonstrated T cell-mediated killing of a range of different cancer cells, including breast cancer, NSCLC, and skin cancer.

Figure 26. Our PD-L1xCD28 bispecific led to T cell-mediated cell killing of a number of cell lines

We also plan to evaluate our costimulatory bispecific in combination with our TRACTrs clinically. Since TCE activation of T cells occurs via the first signal, we expect improved activity when combined with our costimulatory bispecific. In preclinical studies, our costimulatory bispecific enhanced anticancer activity greater than 30-fold when combined with a PSMA-TCE. We believe these data highlight the potential synergy between a PD-L1/CD28 bispecific and a CD3-directed TCE, as shown in the figure below.

Figure 27. Our PD-L1xCD28 bispecific combined with a TCE led to increased cell killing in preclinical studies

To reduce potential toxicities and enable combination therapy with our TRACTrs we optimized the masks for our T cell costimulatory bispecific molecules. We also modified them to contain our proprietary cleavable linkers and albumin-binding domain with the goal of creating bispecific product candidates that can be safely administered with a long half-life when in the inactive state, and display potent T cell costimulatory activity that is limited to tumor sites. We anticipate developing this bispecific costimulatory molecule both as a monotherapy and in combination with other T cell engagers, including with our TRACTr programs. The below schematic illustrates the potentially synergistic benefit of combining our bispecific costimulatory molecule with our TRACTrs. In this scenario, TRACTr-mediated anti-tumor activity is further enhanced through a reversal of tumor-mediated immunesuppression via simultaneous binding to PD-L1 and CD28 mediated by our costimulatory bispecific.

Figure 28. Potential synergistic benefit of combining our bispecific costimulatory molecule with our TRACTrs

Clinical development plans

We selected a development candidate for our PD-L1xCD28 TRACIr in the fourth quarter of 2021,and we are conducting IND-enabling studies. We plan to submit an IND in 2023 to conduct a Phase 1 trial in patients with advanced solid tumors to assess safety, tolerability, and pharmacokinetics.

Manufacturing

Certain features of our TRACTr and TRACIr molecules allow for their development, manufacturing and control processes to closely resemble those used for standard monoclonal antibodies. First, our TRACTr and TRACIr molecules are readily expressed at high levels recombinantly in common Chinese hamster ovary cells. Second, our TRACTr and TRACIr molecules bind protein A via the anti-albumin-binding domain. Protein A affinity chromatography is the standard technique for capturing recombinant monoclonal antibodies and is a very robust purification procedure due to its specificity. After the protein A affinity chromatography step, TRACTrs and TRACIrs are further purified and polished using standard ion exchange and/or hydrophobic-interaction chromatography, virus filtration, and ultrafiltration/diafiltration formulation steps. Our anticipated dosing strategy gives us the advantage of manufacturing at relatively smaller scale and formulating our drug products at low protein concentrations in typical formulation matrices. Through developability and manufacturability assessments, we continue to verify that our TRACTr and TRACIr constructs have advantageous properties that include high solubility, minimal aggregation, and good stability. We believe all of these attributes will allow our products to be manufactured at a substantially lower cost than monoclonal antibodies.

We do not own or operate and currently have no plans to establish cGMP manufacturing facilities and laboratories. We currently rely on third-party manufacturers and suppliers for the raw materials and starting components used to make our TRACTrs and TRACIrs, and we expect to continue to do so to meet our development, clinical and commercial activities. Our third-party manufacturers are qualified to manufacture our product candidates under cGMP requirements and other applicable laws, guidance and regulations. We believe there are multiple sources for all of the materials and components required for the manufacture of our product candidates.

All of our TRACTrs and TRACIrs are and will continue to be manufactured from a vial of a master cell bank or working cell bank of that biologic therapeutic’s production cell line. We have or intend to have one master cell bank for each TRACTr and TRACIr that was or will be produced and tested in accordance with current good manufacturing practice (cGMP) and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have an adequate backup should any particular cell bank be lost in a catastrophic event.

We currently and plan to continue to obtain bulk drug substance (BDS) for our TRACTrs and TRACIrs from a single-source third-party contract manufacturer. While any reduction or halt in the supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we will have sufficient BDS to support any future clinical trial programs. We are in the process of developing our supply chain for each of our product candidates and have and intend to continue to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis based on our development and commercial supply needs.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including large pharmaceutical and biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for the research, development, manufacturing, and commercialization of cancer immunotherapies. Any product candidates that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop immuno oncology treatments. Many other companies have commercialized and/or are developing immuno oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Bristol Myers Squibb, Johnson & Johnson, Merck & Co., Novartis, Pfizer, and Roche/Genentech.

We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T cell engagers), adoptive cellular therapies (e.g., CAR T cell therapies), antibody-drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin, and targeted cancer vaccines.

With respect to our lead PSMA-TRACTr, we are aware of other competing PSMA-targeting clinical-stage therapeutics, which include, but are not limited to: T cell engagers from Amgen, Abbvie, Janssen/Genmab, Harpoon Therapeutics, and Regeneron Pharmaceuticals; CAR T cell therapies from Poseida Therapeutics, Sorrento Therapeutics, and Tmunity Therapeutics; NK cell engagers from Crescendo Biologics; and radiopharmaceuticals from Novartis, Point Biopharma, Telix and Bayer.

With respect to our EGFR-TRACTr, we face competition from several targeted therapies approved by the FDA to treat CRC, including, but not limited to, Roche’s bevacizumab, Amgen’s panitumumab, Eli Lilly/Merck KGaA’s cetuximab, Bayer’s regorafenib, and Eli Lilly’s ramucirumab. We also face competition from other anti-EGFR therapies that are in clinical development for CRC. We believe that the most advanced candidates are those being developed by Takeda, Sorrento Therapeutics and Spectrum Pharmaceuticals.

With respect to our TROP2-TRACTr, Gilead’s sacituzumab govitecan was the first ADC approved by the FDA for the treatment of relapsed/refractory metastatic TNBC. We are aware of other TROP2 therapies that are in clinical development for solid tumors. We believe that the most advanced candidates are Daiichi Sankyo/AstraZeneca’s ADC DS-8201 and KLUS Pharma’s SKB264. Additional competition may come from leading companies in lung cancer and breast cancer, including, but not limited to, AstraZeneca, Bristol Myers Squibb, Merck & Co., Merck KGaA, Pfizer, and Roche.

With respect to our PD-L1 x CD28 TRACIr, we are aware of other CD28-based multispecifics that are in clinical development for solid tumors. We believe the most advanced candidates are Alpine Immune Sciences’

ALPN-202, Regeneron’s REGN5678, REGN5668 and REGN7075, and Sanofi’s SAR443216. Additional competition may come from other companies developing costimulatory multispecifics, including, but not limited to Genmab/BioNTech, Inhibrx, Incyte/Merus, KAHR Medical and Shattuck Labs.

We are currently developing a pipeline of TRACTr and other protease-activated therapeutics that face increasing competition from other biologic prodrug developers, which include, but are not limited to, Adagene, Akrevia Therapeutics, Bayer AG, BioAtla, Chugai Pharmaceutical Co., CytomX Therapeutics, Genentech, Harpoon Therapeutics, Nektar Therapeutics, Pandion Therapeutics, Revitope Oncology, Roche Holding AG, Sanofi, and Seattle Genetics.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites, and enrolling subjects for any future clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, and convenience. If we are not successful in developing, commercializing, and achieving higher levels of reimbursement than our competitors, we will not be able to compete against them and our business would be materially harmed.

Research Collaboration and Exclusive License Agreement with Merck Sharp & Dohme Corp.

On December 15, 2020, we and Merck Sharp & Dohme Corp. (Merck), entered into a research collaboration and exclusive license agreement (the Merck Agreement). The Merck Agreement provides that we and Merck will use commercially reasonable efforts to engage in certain research and development activities related to our TRACTr platform technology that are to be funded by Merck up to specified annual limits. Pursuant to the agreement, Merck has the right to designate up to two TRACTr product candidates in each case to be developed against a target (a Collaboration Target). We granted Merck an exclusive, worldwide, royalty-bearing, sublicensable license to certain of our patent rights and know-how with respect to the Collaboration Targets, in each case once designated by Merck, to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected one of the Collaboration Targets upon execution of the Merck Agreement and has a specified period of time to select the second Collaboration Target. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets.

In consideration of the rights granted to Merck under the Merck Agreement, Merck paid us a one-time upfront payment of $8.0 million in respect of the first Collaboration Target and is required to pay us an additional one-time payment of $8.0 million upon the selection of the second Collaboration Target. In addition, Merck is required to make milestone payments to us upon the successful completion of certain regulatory and development milestones, in an aggregate amount not to exceed $142.5 million for each of the two Collaboration Targets ($285.0 million collectively for both Collaboration Targets). Merck is also required to make milestone payments to us upon the successful completion of certain sales milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets.

Merck is also required to make tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low teens percentage royalty rates, on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a license to third-party intellectual property in order to commercialize the licensed product, or that are subject to compulsory licensing. Merck’s royalty obligation with respect to a given licensed product in a given country begins upon, and ends no less than 10 years following, the first sale of such product in such country.

The Merck Agreement will terminate at the end of the calendar year in which the expiration of all royalty obligations occurs for all licensed products under the agreement. Merck has the unilateral right to terminate the agreement in its entirety or on a Collaboration Target by Collaboration Target basis at any time and for any reason upon prior written notice to us. Both parties have the right to terminate the agreement for an uncured material breach, certain illegal or unethical activities, and insolvency of the other party. Upon expiration of the agreement but not early termination thereof, and provided all payments due under the agreement have been made, Merck’s exclusive licenses under the agreement will become fully paid-up and perpetual.

License Agreement with WuXi Biologics (Hong Kong) Limited

In April 2021, we entered into a cell line license agreement (Cell Line License Agreement) with WuXi Biologics (Hong Kong) Limited (WuXi Biologics), pursuant to which we received a non-exclusive, worldwide, sublicensable license under certain of WuXi Biologics’ patent rights, know-how and biological materials (WuXi Biologics Licensed Technology), to use the WuXi Biologics Licensed Technology to make, use, sell, offer for sale and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (WuXi Biologics Licensed Product). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of our PSMA-TRACTr and EGFR-TRACTr product candidates.

In consideration for the license, we agreed to pay WuXi Biologics a non-refundable, one-time license fee of $0.2 million upon Wuxi Biologics’ achievement of a certain technical milestone, which was achieved in May 2021. Additionally, if we do not engage WuXi Biologics or its affiliates to manufacture the WuXi Biologics Licensed Products for our commercial supplies, we are required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. We have the right (but not the obligation) to buy out our remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million depending on the development and commercialization stage of the WuXi Biologics Licensed Product (the Buyout Option), and upon such payment, our license with respect to such WuXi Biologics Licensed Product will become fully paid-up, irrevocable, and perpetual. The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as we have not exercised the Buyout Option.

The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and our payment of all amounts due to WuXi Biologics through the effective date of termination, (ii) by either party for the other party’s material breach that remains uncured for 30 days after written notice, and (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We own the patent applications relating to our TRACTr and TRACIr platform technologies. Our intellectual property policy includes seeking to protect our proprietary position by, among other methods, striving to obtain issued patents by filing and prosecuting patent applications in the United States and in jurisdictions outside of the United States, directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of February 28, 2022, we own 19 pending U.S. provisional and non-provisional patent applications, nine pending patent applications filed under the Patent Cooperation Treaty (PCT) and eight foreign patent applications. Specifically, we have one U.S. non-provisional patent application and four foreign patent applications directed to compositions of our TRACTr and TRACIr platform technologies that are applicable across our PSMA, TROP2, EGFR, and costimulatory bispecific (CD28 and PD-L1) product candidates. We also have three PCT patent applications and one U.S. non-provisional patent application that cover compositions and applications of various components and aspects of our TRACTr and TRACIr platform technologies and have general applicability across various product candidates. We have one PCT patent application that covers compositions and applications of components of our TRACTr platform technology that has generally applicability to TRACTr product candidates. We further have two provisional patent applications, two PCT patent applications, one U.S. non-provisional patent application, and two foreign patent applications specific to the PSMA product candidate, two provisional patent applications, two PCT patent applications, and two foreign patent applications specific to the TROP2 product candidate, two provisional patent applications specific to the EGFR product candidate, and one provisional patent application and one PCT patent application specific to the bispecific product candidate. In addition, we have four provisional patent applications, five non-provisional patent applications and one PCT patent application relating to compositions of our other proprietary antibodies, compounds, technology, inventions, improvements, and other aspects of our technology that are not under active development. Any patents that issue from these pending patent applications are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

With respect to our product candidates and processes, we intend to develop and commercialize in the normal course of business, and we intend to pursue patent protection directed to, when possible, compositions, methods of use, methods of making, dosing, and formulations. We may also pursue patent protection with respect to manufacturing, therapeutic development processes and technologies, and therapeutic delivery technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date excluding U.S. provisional applications. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date excluding U.S. provisional applications. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its claims, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we may license, and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even the issued patents that we license do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we may in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or that we may exclusively in-license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. A comprehensive discussion on risks relating to intellectual property is provided under the section of this Annual Report titled “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

Regulatory Approval in the United States

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biologic products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending biologics license applications (BLAs), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

A biologic must be approved by the FDA pursuant to a BLA before it may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (GLP) requirements;
•
submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;
•
approval by an institutional review board (IRB) or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of a BLA;
•
payment of any user fees for FDA review of the BLA;
•
a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic, or components thereof, will be produced to assess compliance with current good manufacturing processes (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;

•
satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the BLA to assure compliance with GCPs and integrity of the clinical data;
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee; and
•
compliance with any post-approval requirements, including REMS, where applicable, and post- approval studies required by the FDA as a condition of approval.

Preclinical Studies

Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product candidates and formulations, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap or be combined:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, and, if possible, early evidence of effectiveness.

•
Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an
•
adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic.

A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in rare instances to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies).

The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.

FDA Review Process

Following completion of the clinical trials, the results of preclinical studies and clinical trials are submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity, and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic or drug may be marketed in the United States. The cost of preparing and submitting a BLA is substantial. Under the PDUFA, each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

The FDA also may audit data from clinical trials to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy. Additionally, the FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it generally follows such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

After the FDA evaluates a BLA, it will issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing in order for FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

As a condition of BLA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (REMS) to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use (ETASU). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation on its own does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee. In addition, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication. In the latter case, because healthcare professionals are free to prescribe products for off-label uses based on their independent medical judgement, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity.

An orphan-designated product may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the

United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates.

For example, the fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a new biologic candidate can request the FDA to designate the candidate for a specific indication for fast track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This “rolling review” is available if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy, priority review and accelerated approval.

Breakthrough therapy designation may be granted for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Under the breakthrough therapy program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of the IND for the biologic candidate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review, and for original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening disease or condition on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act (PREA), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data.

The Best Pharmaceuticals for Children Act (the BPCA) provides a six-month extension of any exclusivity—patent or non-patent—for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a biologic product’s manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•
fines, warning or other enforcement-related letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (the BPCIA) created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency.

Regulatory Approval in the European Union

The EMA is a decentralized scientific agency of the European Union. It coordinates the evaluation and monitoring of centrally authorized medicinal products. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors. The EMA decentralizes its scientific assessment of medicines by working through a network of about 4,500 experts throughout the European Union, nominated by the member states. The EMA draws on resources of over 40 National Competent Authorities of European Union member states.

The process regarding approval of medicinal products in the European Union follows roughly the same lines as in the United States. The new Clinical Trials Regulation that came into force on January 31, 2022 aims to simplify and streamline the approval of clinical trials in the European Union. The Clinical Trials Regulation introduces a complete overhaul of the existing legislation governing clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

Manufacturing and import into the EU of investigational medicinal products is subject to the holding of appropriate authorizations and must be carried out in accordance with cGMP.

Review and Approval

Authorization to market a product in the European Union member states proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure. Since our products by their virtue of being antibody-based biologics fall under the centralized procedure, only this procedure will be described here.

Certain drugs, including medicinal products developed by means of biotechnological processes, must be approved via the centralized authorization procedure for marketing authorization. A successful application under the centralized authorization procedure results in a marketing authorization from the European Commission, which is automatically valid in all European Union member states. The other European Economic Area member states (namely Norway, Iceland and Liechtenstein) are also obligated to recognize the European Commission decision. The EMA and the European Commission administer the centralized authorization procedure.

Under the centralized authorization procedure, the Committee for Medicinal Products for Human Use (the CHMP), serves as the scientific committee that renders opinions about the safety, efficacy and quality of human products on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the CHMP acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. If the opinion is negative, information is given as to the grounds on which this conclusion was reached.

After a drug has been authorized and launched, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review. Sanctions may be imposed for failure to adhere to the conditions of the marketing authorization. In extreme cases, the authorization may be revoked, resulting in withdrawal of the product from sale.

Conditional Approval and Accelerated Assessment

As per Article 14(7) of Regulation (EC) 726/2004, a medicine that would fulfill an unmet medical need may, if its immediate availability is in the interest of public health, be granted a conditional marketing authorization on the basis of less complete clinical data than are normally required, subject to specific obligations being imposed on the authorization holder. These specific obligations are to be reviewed annually by the EMA. The list of these obligations shall be made publicly accessible. Such an authorization shall be valid for 12 months, on a renewable basis.

When an application is submitted for a marketing authorization in respect of a drug for human use which is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may request an accelerated assessment procedure pursuant to Article 14(9) of Regulation (EC) 726/2004. Under the accelerated assessment procedure, the CHMP is required to issue an opinion within 150 days of receipt of a valid application, subject to clock stops. We believe that some of the disease indications in which our product candidates are currently being or may be developed in the future qualify for this provision, and we will take advantage of this provision as appropriate.

Period of Authorization and Renewals

A marketing authorization is initially valid for five years and may then be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder shall provide the EMA or the competent authority with a version of the file in respect of quality, safety and efficacy, including all variants introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization shall cease to be valid (the so-called “sunset clause”).

Without prejudice to the law on the protection of industrial and commercial property, marketing authorizations for new medicinal products benefit from an 8+2+1 year period of regulatory protection. This regime consists of a regulatory data protection period of eight years plus a concurrent market exclusivity of 10 years plus an additional market exclusivity of one further year if, during the first eight years of those 10 years, the marketing approval holder obtains an approval for one or more new therapeutic indications which, during the scientific evaluation prior to their approval, are determined to bring a significant clinical benefit in comparison with existing therapies. Under the current rules, a third-party may reference the preclinical and clinical data of the reference product beginning eight years after first approval, but the third-party may market a generic version of the reference product after only 10 (or 11) years have lapsed.

Orphan Drug Designation

Regulation (EC) 141/2000 states that a drug shall be designated as an orphan drug if its sponsor can establish (i) that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and (ii) that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation (EC) 847/2000 sets out criteria for the designation of orphan drugs. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity, which means that no similar medicinal product can be authorized in the same indication. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, derogation from market exclusivity may be granted on an individual basis in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product or demonstration of “clinically relevant superiority” by a similar medicinal product. Medicinal products designated as orphan drugs pursuant to Regulation (EC) 141/2000 are eligible for incentives made available by the European Union and by the member states to support research into, and the development and availability of, orphan drugs.

If the MAA of a medicinal product designated as an orphan drug pursuant to Regulation (EC) 141/2000 includes the results of all studies conducted in compliance with an agreed PIP, and a corresponding statement is subsequently included in the marketing authorization granted, the 10-year period of market exclusivity will be extended to 12 years.

Data Privacy and Security Laws

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (the “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (the “EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (the “UK GDPR”), and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

HIPAA, as amended by HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their covered subcontractors that perform services for them that involve the creation, receipt, maintenance, transmission, use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information. Entities that are found to be in violation of HIPAA, as amended, as the result of a breach of unsecured protected health information (“PHI”), a complaint about privacy practices, or a regulatory audit, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations.

The CCPA and the EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (the “CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including giving California residents the ability to limit the use of certain sensitive personal data, establish restrictions on personal data retention, and expand the types of data breaches that are subject to the CCPA’s private right of action. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny in the areas of data protection and security. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the European Economic Area (“the EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

Marketing

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union member states, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

International Regulation

In addition to regulations in the United States and Europe, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA or European Commission approval.

Other Healthcare Laws and Regulations and Legislative Reform

Healthcare Laws and Regulations

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, physicians, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would research, as well as market, sell and distribute any products for which we obtain marketing approval. Our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to the Centers for Medicare and Medicaid Services (CMS), U.S. Department of Health and Human Services, (HHS) (including the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments. The healthcare laws that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.
•
Federal civil and criminal false claims laws, such as the False Claims Act (FCA), which can be enforced by private citizens on behalf of the government through civil whistleblower or qui tam actions, and the federal civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
•
HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act (the Affordable Care Act), which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants or nurse practitioners), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.
•
Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives.

Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including, among others, significant administrative, civil and criminal penalties, damages, fines, disgorgement, reputational harm, imprisonment, integrity oversight and reporting obligations, and exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

Legislative Reform

We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation.

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the U.S. Congress enacted the Affordable Care Act, which included changes to the coverage and reimbursement of drug products under government healthcare programs such as:

•
increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;
•
established a branded prescription drug fee that pharmaceutical manufacturers of certain branded prescription drugs must pay to the federal government;
•
expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program;
•
established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•
extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;
•
established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
•
created a licensure framework for follow-on biologic products.

There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, in 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act of 2017 (Tax Act), which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, there have been and continue to be a number of initiatives at the federal and state level in the United States that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022, absent additional congressional action. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, in 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, The U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Environmental, Health and Safety Laws and Regulations

We and our third-party contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. In the event of contamination or injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages, fines and penalties associated with such liability could exceed our assets and resources. Environmental, health and safety laws and regulations are becoming increasingly more stringent. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations.

Pharmaceutical Coverage, Pricing and Reimbursement

The availability and extent of coverage and adequate reimbursement by governmental and private third-party payors are essential for most patients to be able to afford expensive medical treatments. In both domestic and foreign markets, sales of our product candidates, if approved, will depend substantially on the extent to which the costs of our product candidates will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors decide which products will be covered and establish reimbursement levels for those products.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Obtaining coverage approval and reimbursement for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement at a satisfactory level. If coverage and adequate reimbursement of our future products, if any, are unavailable or limited in scope or amount, such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability. Adverse coverage and reimbursement limitations may hinder our ability to recoup our investment in our product candidates, even if such product candidates obtain regulatory approval. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. There is no uniform policy for coverage and reimbursement in the United States and, as a result, coverage and reimbursement can differ significantly from payor to payor. In the United States, private payors often, but not always, follow Medicare coverage and reimbursement policies with respect to newly approved products. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates. There can be no assurance that our product candidates will be considered medically necessary or cost-effective. In addition to third-party payors, professional organizations and patient advocacy groups such as the National Comprehensive Cancer Network and the American Society of Clinical Oncology can influence decisions about reimbursement for new medicines by determining standards for care. Therefore, it is possible that any of our product candidates, even if approved, may not be covered by third-party payors or the reimbursement limit may be so restrictive that we cannot commercialize the product candidates profitably.

Reimbursement agencies in Europe may be more restrictive than payors in the United States. For example, a number of cancer products have been approved for reimbursement in the United States but not in certain European countries. In Europe, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries require the completion of additional health technology assessments that compare the cost- effectiveness of a particular product candidate to currently available therapies. In addition, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market or monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Furthermore, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, and prescription products in particular, has become increasingly intense. As a result, there are increasingly higher barriers to entry for new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Accordingly, the reimbursement for any products in Europe may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Furthermore, the containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. We also expect to experience pricing pressures due to the trend towards managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower-than-anticipated product revenues. In addition, the publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if coverage and adequate reimbursement of our products is unavailable or limited in scope or amount, our revenues and the potential profitability of our product candidates in those countries would be negatively affected.

Legal Proceedings

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

Facilities

Our corporate headquarters is located in La Jolla, California, where we currently have access to office and laboratory space on an as-available basis pursuant to our Support Services Agreement entered into with COI Pharmaceuticals, Inc. (COI) in January 2021.

We also currently occupy additional office space located in San Diego, California pursuant to a lease that we entered into in August 2021. This lease will expire on October 31, 2022.

On October 1, 2021, we entered into a 126 month lease agreement with Pacific Plaza Owner, L.L.C. for office and laboratory space. The anticipated lease commencement date is July 2022.

We believe that our existing and planned facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Corporate Information

We were incorporated under the laws of the State of Delaware on June 27, 2017. Our principal executive offices are located at 11099 N. Torrey Pines Road, Sutie 290, La Jolla, California, and our telephone number is (858) 750-4700. Our corporate website address is www.januxrx.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on the Investors & Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Employees and Human Capital Resources

As of December 31, 2021, we had 33 full-time employees. Of these employees, 24 were engaged in research and development and nine were engaged in general and administrative activities. We have 21 employees based at our headquarters in San Diego County, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We believe that we have been successful in attracting and retaining talented personnel to support our expanding business, though competition for personnel in our industry is intense. We monitor recruiting efforts using a variety of metrics, including cycle times, cost per hire, information on the retention of business-critical hires, and the percentage of budgeted openings filled on time and on budget. We also track voluntary and involuntary turnover rates for business-critical talent, time in role, and job level.

We offer competitive pay and benefits designed to attract and retain exceptional talent and drive company performance. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. We also offer equity incentive plans designed to assist in attracting, retaining and motivating selected employees, consultants and directors through the granting of stock-based compensation awards.

Our standard employee benefits include paid and unpaid leaves, medical, dental and vision insurance coverage, a 401(k) plan, short- and long-term disability, life insurance, flexible spending accounts, and an employee stock purchase plan. We also offer a variety of voluntary benefits that allow employees to select options that meet their needs, including a long-term care plan, an employee assistance program, and wellness programs. We benchmark our benefits program against others in our industry on an annual basis.

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2021 and 2020, our net losses were $32.7 million and $6.8 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of December 31, 2021, we had $375.0 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

To the extent we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. For example, we have entered into a collaboration with Merck to develop certain specified product candidates, which contains exclusive license rights in favor of Merck. If Merck decides not to pursue the collaboration, we will not receive the benefit of the milestone and royalty payments that we would otherwise potentially receive pursuant to our collaboration with Merck and accordingly may need to raise capital from other sources. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs are in the preclinical development or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. We have not yet begun clinical trials for any of our product candidates or development programs. Our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized.

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

•
receipt of marketing approvals from applicable regulatory authorities, including BLAs, from the FDA and maintaining such approvals;
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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our PSMA-TRACTr, EGFR-TRACTr, TROP2-TRACTr and TRACIr costimulatory bispecific candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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
obtaining IRB approval at each site;
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

Our product candidates may be used in combination with other cancer drugs, such as other immuno-oncology agents, monoclonal antibodies or other protein-based drugs or small molecule anti-cancer agents such as targeted agents or chemotherapy, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause adverse events. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products. Because all of our product candidates are derived from our platform technologies, a clinical failure of one of our product candidates may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

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

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. As we have not tested any of our product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of our preclinical studies may not translate into humans and many not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

As we continue developing our product candidates and initiate any future clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our planned clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. The class of TCEs has been associated with overactivation of the immune system leading to cytokine release syndrome (CRS) and on-target healthy tissue toxicities, and while we have designed our TRACTr and TRACIr platform technologies and product candidates to mitigate these safety risks, until such time as we complete large-scale human trials there can be no assurances that our product candidates will not experience similar effects.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current cGMP regulations, as well as GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

Moreover, the FDA and other regulatory authorities strictly regulate the promotional claims that may be made about biologic products. In particular, while physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

Separately, the FDA and regulatory authorities outside the United States have and may adopt restrictions or other policy measures in response to the global COVID-19 pandemic that divert resources and delay their attention to any submissions we may make. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We do not have the ability to conduct all aspects of our preclinical testing or planned clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and planned clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Manufacturing our product candidates is complex and requires the use of innovative technologies to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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

Our product candidates may also require specific components to work effectively and efficiently, and rights to those components may be held by others. We may be unable to in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. There also may be shortages of skilled labor due to the COVID-19 pandemic, macroeconomic conditions, or other factors that may make it more difficult for us to attract and retain qualified personnel and lead to increased labor costs. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 33 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

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

Other products that are similar to our product candidates have already been approved and other products in the same class are further along in development. As more product candidates within a particular class of biopharmaceutical products proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those classes will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, U.S. federal net operating losses (NOLs) incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

As of December 31, 2021, we had $39.9 million of U.S. federal NOLs and $39.4 million of state NOLs. Of the total federal NOLs, $39.3 million have an indefinite carryforward period. The remaining federal and total state NOLs have a 20-year carryforward period, and will begin to expire in 2037 unless previously utilized. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is also unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless Congress takes additional action. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Our actual or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and security could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal data privacy laws, and consumer protection laws. For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights with respect to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Further, it is anticipated that the California Privacy Rights Act (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), and the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”), that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including the inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g. investigations, fines, penalties, audits, inspections, and similar), private litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revisioning or restructuring of our operations. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

We rely upon a combination of patents, know-how and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, product candidates and their uses, as well as our ability to operate without infringing the proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued or that issued patents will afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. No earlier than October 1, 2022, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have pending U.S. Patent Cooperation Treaty, and foreign patent applications in our portfolio; however, we cannot predict:

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
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
•
whether, as the COVID-19 pandemic continues, we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

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
•
we or licensors or collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•
we or licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
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
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent application covering such intellectual property;
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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We are currently aware of a third-party European patent that may cover our products. However, we believe such patent to be invalid and several of our competitors operating in our general technology area are currently challenging the validity of such patent. In any event, we do not plan to launch any product in Europe before the expiration of such patent. Third parties may assert infringement claims against us based on existing or future intellectual property rights. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of patents that have already been issued and that a third-party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our preclinical studies, initiate and continue planned clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents that issue in the future. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Risks Related to the Securities Market and Ownership of Our Common Stock

An active trading market for our common stock may not continue to be developed or be sustained, which may make it more difficult for you to sell your shares.

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

The price of our common stock could be subject to volatility related or unrelated to our operations.

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

•
adverse results or delays in preclinical studies or future clinical trials;
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
•
the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and
•
any other factors discussed in this Annual Report.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2021, we had 41,622,962 outstanding shares of common stock.

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

Pursuant to our 2021 Equity Incentive Plan (2021 Plan), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, through

January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, pursuant to our 2021 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, and (ii) 932,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters or any offering giving rise to such claim.

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

General Risk Factors

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company reporting and compliance initiatives.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Inflation may adversely affect us by increasing our costs.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of our product candidates’ development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may process confidential, and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations. For example, a security incident could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of pre-clinical study data or future clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in La Jolla, California, where we currently have access to office and laboratory space on an as-available basis pursuant to our Support Services Agreement entered into with COI in January 2021.

We also currently occupy additional office space located in San Diego, California pursuant to a lease that we entered into in August 2021. This lease will expire on October 31, 2022.

On October 1, 2021 we entered into a 126 month lease agreement with Pacific Plaza Owner, L.L.C. for office and laboratory space. The anticipated lease commencement date is July 1, 2022.

We believe that our existing and planned facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “JANX” since our initial public offering on June 11, 2021. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of February 28, 2022, there were 41,622,962 shares of common stock issued and held by approximately 47 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

Not applicable to a smaller reporting company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued and sold the following unregistered securities:

(1)

In March 2021, we entered into a Series A preferred stock purchase agreement with various investors, pursuant to which we issued and sold to such investors an aggregate of 5,894,740 shares of our Series A convertible preferred stock at a purchase price of $9.50 per share, and received aggregate gross proceeds of $56.0 million.

(2)

In April 2021, we entered into a Series B preferred stock purchase agreement with various investors, pursuant to which we issued and sold to such investors an aggregate of 8,038,073 shares of our Series B convertible preferred stock at a purchase price of $15.551 per share, and received aggregate gross proceeds of $125.0 million.

(3)

From January 1, 2021 through June 9, 2021, which is the day before we priced our initial public offering, we granted stock options to purchase an aggregate of 4,622,485 shares of our common stock at a weighted-average exercise price of $8.28 per share, to certain of our employees and directors in connection with services provided to us by such persons. Of these, 372,621 options have been exercised and 34,587 options have been cancelled through December 31, 2021.

The issuance of securities described above in paragraphs (1) and (2) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

The offers, sales and issuances of the securities described in paragraph (3) were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2017 Equity Incentive Plan.

Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On June 10, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-256297), as amended, filed in connection with our initial public offering (IPO). At the closing of the offering on June 15, 2021, we issued and sold 13,110,000 shares of our common stock at the initial public offering price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $222.9 million, before deducting underwriting discounts and commissions of approximately $15.6 million and offering costs of approximately $3.1 million. BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering. H.C. Wainwright & Co., LLC acted as lead manager for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of December 31, 2021, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in U.S. Treasury securities, high-quality marketable corporate debt securities and commercial paper with contractual maturity dates of less than two years until needed to fund our operations. We may further invest these funds in other high-quality marketable security types subject to certain restrictions within our investment policy.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Special Note Regarding Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are an innovative biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2), with all of our programs currently in the preclinical or discovery stage. We expect to submit Investigational New Drug applications (IND) for our PSMA-TRACTr in the first half of 2022, for our EGFR-TRACTr in the second half of 2022, and for our TROP2-TRACTr in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans. We selected a PD-L1xCD28 TRACIr development candidate in the fourth quarter of 2021. We expect to submit an IND for this product candidate in 2023.

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

On March 1, 2021, we entered into a Series A preferred stock purchase agreement with various investors, pursuant to which we issued and sold an aggregate of 5,894,740 shares of our Series A convertible preferred stock at a price per share of $9.50 for gross proceeds of $56.0 million.

On April 15, 2021, we entered into a Series B preferred stock purchase agreement with various investors, pursuant to which we issued and sold an aggregate of 8,038,073 shares of our Series B convertible preferred stock at a price per share of $15.551 for gross proceeds of $125.0 million.

In June 2021, we completed our initial public offering (IPO) and sold 13,110,000 shares of our common stock at $17.00 per share. Proceeds from our IPO, net of underwriting discounts and commissions and other offering costs, were $204.2 million. All outstanding shares of our convertible preferred stock converted into common stock in connection with our IPO.

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $32.7 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $47.4 million.

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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technologies that we would otherwise prefer to develop and market ourselves.

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and remote work. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. We have considered potential impacts arising from the COVID-19 pandemic and have not experienced any material disruption to our operations to date.

Support Services Agreement with COI Pharmaceuticals, Inc.

In January 2021, we entered into a Support Services Agreement (the 2021 Support Services Agreement) with COI, pursuant to which COI provides certain services to us, including general administrative services and facilities support services, and provides us with supplies and equipment, laboratory facilities, and office space. COI is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The amounts paid to COI include support service fees or mark-ups of up to 5%. The 2021 Support Services Agreement outlines the terms of the services provided by COI to us, as well as the fees and expenses charged for such services. The 2021 Support Services Agreement was renewed in January 2022 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $3.6 million of revenue under the Merck Agreement for the year ended December 31, 2021. We did not recognize any revenues under our December 2020 collaboration with Merck through December 31, 2020 since we had not completed any substantive research services required by that agreement.

Research and Development

To date, our research and development expenses have related primarily to direct and indirect expenses in connection with the development of our TRACTr and TRACIr platforms, discovery efforts, preclinical studies and other preclinical activities related to lead discovery and optimization of development candidates under our TRACTr and TRACIr platforms. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Our direct research and development expenses include:

•
external research and development expenses incurred under agreements with CROs and consultants to conduct our preclinical studies;
•
license fees; and
•
laboratory equipment, materials and supplies.

Our indirect research and development expenses include:

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

Change in Fair Value of Convertible Promissory Notes – Related Parties

We issued convertible promissory notes in 2019 and 2020 for which we elected the fair value option. Until their conversion into Series Seed 2 convertible preferred stock in June 2020, we adjusted the carrying value of our convertible promissory notes to their estimated fair value at each reporting date, with the increases in fair value of the convertible promissory notes recorded as increase in fair value of convertible promissory notes in our statements of operations and comprehensive loss.

We estimated the fair value of our convertible promissory notes using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$3,637	$—	$3,637
Operating expenses:
Research and development	26,237	3,041	23,196
General and administrative	10,329	1,802	8,527
Total operating expenses	36,566	4,843	31,723
Loss from operations	(32,929)	(4,843)	(28,086)
Other income (expense):
Interest income	257	—	257
Interest expense – related parties	—	(206)	206
Change in fair value of convertible promissory notes – related parties	—	(1,735)	1,735
Total other income (expense)	257	(1,941)	2,198
Net loss	$(32,672)	$(6,784)	$(25,888)

Collaboration Revenue

We began recognizing revenue from our December 2020 collaboration with Merck in 2021 when we began to provide the research services required under the agreement. We did not generate any collaboration revenue for the year ended December 31, 2020.

Research and Development Expense

Research and development expenses were $26.2 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively. The increase of $23.2 million was primarily due to increases related to the development of our platform technologies and programs of $15.5 million, personnel and facilities costs of $4.0 million, stock-based compensation expense of $3.0 million, and other research and development expenses of $0.7 million, as operations grew in support of program advances.

The following table summarizes our research and development expenses by direct and indirect expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Direct costs (1)	$18,218	$2,050	$16,168
Indirect costs	8,019	991	7,028
Total research and development expenses	$26,237	$3,041	$23,196

(1) In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expense

General and administrative expenses were $10.3 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively. The increase of $8.5 million was primarily due to increases in stock-based compensation of $3.8 million, personnel and facilities costs of $1.9 million, and other general and administrative expenses of $2.8 million, as we now operate as a public company.

Other Income (Expense)

Other income of $0.3 million for the year ended December 31, 2021 consisted of interest income on our cash, cash equivalents and short-term investments. Other expense of $1.9 million for the year ended December 31, 2020 consisted of a $1.7 million increase in the fair value of our convertible promissory notes and $0.2 million of interest expense on our convertible promissory notes.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $375.8 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,976)	$(4,369)
Investing activities	(340,963)	—
Financing activities	386,524	11,524
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,585	$7,155

Operating Activities

Net cash used in operating activities was $17.0 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to our net loss of $32.7 million, adjusted for $6.9 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $8.8 million. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to our net loss of $6.8 million, adjusted for a $1.7 million noncash charge related to an increase in the fair value of convertible promissory notes, $0.2 million of noncash interest charges, $0.1 million of noncash stock-based compensation and a $0.4 million change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $341.0 million for the year ended December 31, 2021 due to $339.5 million of net purchases of short-term investments and our purchase of property and equipment, consisting of laboratory equipment, computer equipment, and software, of $1.5 million. We had no cash flows from investing activities for the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities of $386.5 million for the year ended December 31, 2021 primarily consisted of $204.2 million of net proceeds from our IPO, $180.5 million of net proceeds from our preferred stock sales, and $1.8 million of proceeds from stock option exercises. Net cash provided by financing activities of $11.5 million for the year ended December 31, 2020 included $9.0 million of net proceeds from the issuance of Series Seed 2 convertible preferred stock, $2.5 million of proceeds from the issuance of convertible promissory notes and $0.1 million of proceeds from the exercise of stock options.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated cash requirements through at least the next 12 months, following the date of this Annual Report. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

In April 2021, we entered into a cell line license agreement (Cell Line License Agreement) with WuXi Biologics (Hong Kong) Limited (WuXi Biologics). According to the terms of the Cell Line License Agreement, if we do not engage WuXi Biologics or its affiliates to manufacture the therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (WuXi Biologics Licensed Products) for our commercial supplies, we are required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. We have the right (but not the obligation) to buy out our remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million. The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as we have not exercised the Buyout Option. See the section within Item 1 of Part I of this Annual Report on Form 10-K titled "License Agreement with WuXi Biologics (Hong Kong) Limited" for additional information.

In October 2021, we entered into a noncancelable agreement to lease office and laboratory space in San Diego, California (Torrey Plaza Lease) with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease is expected to commence in July 2022. See Note 3 to our audited financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to estimates to complete the performance obligations and the estimated transaction price for collaboration revenues, accruals for research and development expenses and estimates used in valuing our equity awards for stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our financial statements included elsewhere in this Annual Report, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Collaboration Revenue

We determined that our collaboration with Merck is a contract with a customer. We recognize revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration we are entitled to receive in exchange for such product or service. To determine revenue recognition for our contracts with customers, we follow a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service.

A customer is a party that has entered into a contract with us, where the purpose of the contract is to obtain a product or a service that is an output of our ordinary activities in exchange for consideration. To be considered a contract, (i) the contract must be approved (in writing, orally, or in accordance with other customary business practices), (ii) each party’s rights regarding the product or the service to be transferred can be identified, (iii) the payment terms for the product or the service to be transferred can be identified, (iv) the contract must have commercial substance (that is, the risk, timing or amount of future cash flows is expected to change as a result of the contract), and (v) it is probable that we will collect substantially all of the consideration to which we are entitled to receive in exchange for the transfer of the product or the service.

A performance obligation is defined as a promise to transfer a product or a service to a customer. We identify each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) our promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation.

The transaction price is the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, we consider the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, we must estimate the consideration we expect to receive and use that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

If a contract has multiple performance obligations, we allocate the transaction price to each distinct performance obligation in an amount that reflects the consideration we are entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) we transfer control of the product or the service applicable to such performance obligation. To date, for collaboration arrangements that represent a single performance obligation, the revenues are recognized over time based on actual Full Time Equivalent employees (FTEs) utilized as a percentage of total FTEs expected to be utilized over the expected term of the research services. We apply judgment in the total estimated FTEs anticipated over the contract. Estimates are based on input from key research personnel and expectations of FTEs necessary to complete the planned activities within the scope of the agreement and availability of internal FTEs to complete such activities.

In those instances where we first receive consideration in advance of satisfying its performance obligation, we classify such consideration as deferred revenue until (or as) we satisfy such performance obligation. In those instances where we first satisfy our performance obligation prior to our receipt of consideration, the consideration is recorded as accounts receivable.

We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized and amortized to research and development expense ratably in conjunction with the underlying revenue recognition. No incremental costs of obtaining a contract have been incurred to date.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation Expense

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options and employee stock purchase rights, recognized on a straight-line basis over the requisite service period for stock options and over the respective offering period for employee stock purchase plan rights. The grant date fair value of the equity awards is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. See Note 6 to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock option grants. Equity award forfeitures are recognized as they occur.

Recent Accounting Pronouncements

See Note 1 to our audited financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have not elected to use this extended transition period.

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Janux Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Janux Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financing reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

March 18, 2022

Janux Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,582	$7,813
Accounts receivable	—	8,000
Short-term investments	339,383	—
Prepaid expenses and other current assets	2,054	249
Total current assets	377,019	16,062
Restricted cash	816	—
Property and equipment, net	1,412	155
Operating lease right-of-use assets	185	—
Other long-term assets	392	—
Total assets	$379,824	$16,217

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,458	$428
Accrued liabilities (includes related party amounts of $32 and $544, respectively)	3,779	751
Current portion of deferred revenue	5,163	1,950
Unvested stock liabilities	1,203	52
Current portion of operating lease liabilities	194	—
Total current liabilities	12,797	3,181
Deferred revenue, net of current portion	700	6,050
Total liabilities	13,497	9,231

Commitments and contingencies (Note 3)

Convertible preferred stock, $0.001 par value; authorized shares – 0 and 6,838,829 at December 31, 2021 and 2020, respectively; issued and outstanding shares – 0 and 6,838,829 at December 31, 2021 and 2020, respectively; liquidation preference – $0 and $21,709 at December 31, 2021 and 2020, respectively	—	21,624
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares – 10,000,000 and 0 at December 31, 2021 and 2020, respectively; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 and 9,000,000 at December 31, 2021 and 2020, respectively; issued shares – 41,622,962 and 1,257,736 at December 31, 2021 and 2020, respectively; outstanding shares – 41,243,137 and 1,046,599 at December 31, 2021 and 2020, respectively	41	1
Additional paid-in capital	413,967	100
Accumulated other comprehensive income (loss)	(270)	—
Accumulated deficit	(47,411)	(14,739)
Total stockholders’ equity (deficit)	366,327	(14,638)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$379,824	$16,217

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$3,637	$—
Operating expenses:
Research and development (includes related party amounts of $1,609 and $1,640, respectively)	26,237	3,041
General and administrative (includes related party amounts of $325 and $861, respectively)	10,329	1,802
Total operating expenses	36,566	4,843
Loss from operations	(32,929)	(4,843)
Other income (expense):
Interest income	257	—
Interest expense – related parties	—	(206)
Change in fair value of convertible promissory notes – related parties	—	(1,735)
Total other income (expense)	257	(1,941)
Net loss	$(32,672)	$(6,784)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(270)	—
Comprehensive loss	$(32,942)	$(6,784)
Net loss per common share, basic and diluted	$(1.39)	$(7.41)
Weighted-average shares of common stock outstanding, basic and diluted	23,530,252	915,146

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2019	2,689,997	$3,996	774,008	$1	$10	$—	$(7,955)	$(7,944)
Issuance of Series Seed 2 convertible preferred stock, net of $46 of issuance costs	2,112,674	8,954	—	—	—	—	—	—
Conversion of convertible promissory notes and accrued interest into Series Seed 2 convertible preferred stock	2,036,158	8,674	—	—	—	—	—	—
Exercise of common stock options	—	—	56,523	—	16	—	—	16
Vesting of restricted shares	—	—	216,068	—	2	—	—	2
Stock-based compensation	—	—	—	—	72	—	—	72
Net loss	—	—	—	—	—	—	(6,784)	(6,784)
Balance at December 31, 2020	6,838,829	21,624	1,046,599	1	100	—	(14,739)	(14,638)
Issuance of Series A convertible preferred stock, net of $278 of issuance costs	5,894,740	55,722	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $175 of issuance costs	8,038,073	124,825	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(20,771,642)	(202,171)	26,608,460	27	202,144	—	—	202,171
Initial public offering, net of $18,703 of issuance costs	—	—	13,110,000	13	204,154	—	—	204,167
Exercise of common stock options	—	—	113,418	—	20	—	—	20
Shares issued under employee stock purchase plan	—	—	11,452	—	164	—	—	164
Vesting of restricted shares	—	—	353,208	—	475	—	—	475
Stock-based compensation	—	—	—	—	6,910	—	—	6,910
Unrealized gain (loss) on investment securities	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(32,672)	(32,672)
Balance at December 31, 2021	—	$—	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(32,672)	$(6,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	13
Loss on disposal of assets	3	—
Stock-based compensation	6,910	72
Noncash interest – related parties	—	206
Amortization (accretion) of premiums/discounts on investments, net	(172)	—
Increase in fair value of convertible promissory notes – related parties	—	1,735
Changes in operating assets and liabilities:
Accounts receivable	8,000	(8,000)
Prepaid expenses and other current assets	(1,805)	(249)
Other long-term assets	(392)	—
Accounts payable	2,139	14
Accrued expenses (includes related party amounts of $(512) and $442, respectively)	3,028	624
Deferred revenue	(2,137)	8,000
Operating lease right-of-use assets and liabilities, net	9	—
Net cash used in operating activities	(16,976)	(4,369)
Cash flows from investing activities
Purchases of property and equipment	(1,482)	—
Purchases of short-term investments	(473,626)	—
Maturities of short-term investments	134,145	—
Net cash used in investing activities	(340,963)	—
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	—	2,500
Proceeds from issuance of Series Seed 2 convertible preferred stock, net of issuance costs	—	8,954
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	55,722	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	124,825	—
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	1,810	70
Proceeds from initial public offering, net of issuance costs	204,167	—
Net cash provided by financing activities	386,524	11,524
Net increase in cash, cash equivalents and restricted cash	28,585	7,155
Cash, cash equivalents and restricted cash – beginning of year	7,813	658
Cash, cash equivalents and restricted cash – end of year	$36,398	$7,813

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock in connection with initial public offering	$202,171	$—
Conversion of convertible promissory notes and accrued interest into shares of convertible preferred stock	$—	$8,674
Unpaid fixed asset additions	$38	$147
Vesting of restricted common stock	$475	$2
Unrealized gain (loss) on short-term investments	$(270)	$—
Operating lease liabilities arising from right-of-use assets	$256	$—

See accompanying notes.

Janux Therapeutics, Inc.

Notes to Financial Statements

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

Liquidity and Capital Resources

From its inception through December 31, 2021, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $47.4 million as of December 31, 2021. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global capital markets. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform an analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that the Company has sufficient capital to fund operations for at least 12 months from the date the financial statements for the year ended December 31, 2021 are issued.

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to estimates to complete the performance obligations and the estimated transaction price for collaboration revenue, accruals for research and development expenses, stock-based compensation and fair value measurements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

readily apparent from other sources. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its accounting estimates. Actual results may differ materially and adversely from these estimates.

Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, ("ASC 825"), the Company has elected the fair value option to account for its convertible promissory notes issued since inception. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. The convertible promissory notes were converted into Series Seed 2 convertible preferred stock in June 2020.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of those instruments. The fair value of assets classified within Level 1 is based on quoted prices in active markets as provided by the Company’s investment managers. The fair value of short-term investments classified within Level 2 is based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company’s investment portfolio balance against the fair values of the Company’s investment portfolio balance obtained from an independent source. The Company has no financial liabilities recorded at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,020	$15,020	$—	$—
Commercial paper	9,998	—	9,998	—
Total cash equivalents	25,018	15,020	9,998	—
Short-term investments:
U.S. Treasury securities	99,247	99,247	—	—
Corporate debt securities	6,026	—	6,026	—
Commercial paper	234,110	—	234,110	—
Total short-term investments	339,383	99,247	240,136	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$365,217	$115,083	$250,134	$—

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, commercial paper and money market funds.

Restricted Cash

Restricted cash consists of a money market account securing a standby letter of credit issued in connection with the Company’s Torrey Plaza operating lease (as defined and described in Note 3).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$35,582	$7,813
Restricted cash	816	—
Total cash and cash equivalents and restricted cash	$36,398	$7,813

Accounts Receivable

The Company’s accounts receivable balance represents the amounts the Company has billed its customers that are due to the Company unconditionally for goods the Company has delivered or services the Company has performed. When the Company bills its customers with payment terms based on the passage of time, the Company considers the receivable to be unconditional. Receivables are considered past due based on the contractual payment terms. An estimate of credit losses on accounts receivables based on collection history and current economic trends is assessed at each balance sheet date. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company had $0 of accounts receivable outstanding at December 31, 2021, thus an allowance for credit losses was not applicable.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Short-Term Investments

Short-term investments consist of U.S. treasury securities, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

The following table summarizes short-term investments (in thousands):

	As of December 31, 2021
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$99,457	$—	$(210)	$99,247
Corporate debt securities	6,029	—	(3)	6,026
Commercial paper	234,167	7	(64)	234,110
Total	$339,653	$7	$(277)	$339,383

The amortized cost and estimated fair value in the table above excludes $0.2 million of accrued interest receivable as of December 31, 2021 included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of December 31, 2021
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$51,131	$48,116
Corporate debt securities	6,026	—
Commercial paper	234,110	—
Total	$291,267	$48,116

As of December 31, 2021, 29 of our available-for-sale debt securities with an aggregate fair market value of $248.8 million were in an aggregate gross unrealized loss position of $0.3 million. The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of December 31, 2021. Additionally, no realized gains or losses on sales of short-term investments have been recorded through December 31, 2021. The Company had no short-term investments as of or during the year ended December 31, 2020.

Concentrations of Credit Risk

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of December 31, 2021 and December 31, 2020, all of the Company’s accounts receivable, if any, relate to a single customer. For the year ended December 31, 2021, all of the Company’s revenue related to a single customer.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, computer equipment and software, and construction in progress. Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses through December 31, 2021.

Deferred Revenue

When the Company is entitled to bill its customers and receive payment from its customers in advance of its obligation to provide services or transfer goods to its customers, the Company includes the amounts in deferred revenue on its balance sheets. For further discussion, refer to the Company’s revenue recognition policy below.

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

Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred, and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s operating leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. The Company has elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for the Company's facilities leases.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options and employee stock purchase rights, recognized on a straight-line basis over the requisite service period for stock options and over the respective offering period for employee stock purchase plan rights. The Company estimates the fair value of equity awards using the Black-Scholes option pricing model and recognizes forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. No product revenue has been generated since inception and all assets are held in the United States.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 445,326 shares and 233,726 shares from the weighted-average number of common shares outstanding for the years ended December 31, 2021 and 2020, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2021	2020
Convertible preferred stock outstanding	—	8,760,535
Common stock options	5,654,663	1,096,533
Unvested common stock	379,825	211,137
ESPP shares	5,229	—
Total potentially dilutive shares	6,039,717	10,068,205

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Laboratory equipment	$1,377	$176
Computer equipment and software	27	—
Construction in progress	139	—
Total property and equipment	1,543	176
Less: accumulated depreciation	(131)	(21)
Property and equipment, net	$1,412	$155

Accrued liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation (including related party amounts of $32 and $286, respectively)	$1,171	$286
Accrued research and development (including related party amounts of $0 and $14, respectively)	2,130	66
Other accrued liabilities (including related party amounts of $0 and $244, respectively)	478	399
	$3,779	$751

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

In consideration for the license, the Company paid WuXi Biologics a non-refundable, one-time license fee of $0.2 million upon Wuxi Biologics’ achievement of a certain technical milestone. This one-time license fee was recognized as research and development expense when incurred since the WuXi Biologics Licensed Technology had no alternative future use. If the Company does not engage WuXi Biologics or its affiliates to manufacture the WuXi Biologics Licensed Products for its commercial supplies, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. The Company has the right (but not the obligation) to buy out its remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million depending on the development and commercialization stage of the WuXi Biologics Licensed Product (the “Buyout Option”), and upon such payment, the Company’s license with respect to such WuXi Biologics Licensed Product will become fully paid-up, irrevocable, and perpetual. The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as the Company has not exercised the Buyout Option.

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

Operating Leases

In August 2021, the Company entered into a lease agreement (the "Ocean Air Lease") located in San Diego, California for the Company’s general office use. The Company determined this facilities lease was an operating lease at the inception of the lease contract. According to accounting standards, the Ocean Air Lease commenced on September 1, 2021 and has a term of 14 months from the commencement date. There are no options to extend the term or early termination provisions.

Future minimum noncancelable operating lease payments as of December 31, 2021, excluding operating leases that have not commenced as of December 31, 2021, are as follows (in thousands):

2022	$198
Total minimum lease payments	198
Less: Imputed interest	(4)
Total operating lease liabilities	194
Less: Current portion of operating lease liabilities	(194)
Operating lease liabilities, net of current portion	$—

The weighted-average remaining lease term for the Company’s Ocean Air Lease is 0.8 years as of December 31, 2021. Operating lease expense and cash paid for amounts included in the measurement of lease liabilities for year ended December 31, 2021 was not material. No operating lease expense was recorded in 2020 as the Company had no operating leases that had commenced during that period.

In October 2021, the Company entered into a noncancelable operating lease agreement (the "Torrey Plaza Lease") to lease office and laboratory space in San Diego, California. As of December 31, 2021, the Torrey Plaza Lease had not commenced and an associated right of use asset or lease liability is not included on the accompanying balance sheets. The targeted lease commencement date is July 2022 with a lease term of 126 months from the date of commencement. The lease provides an option to extend the term of the lease for a period of 5 years beyond the initial term.

As required under the terms of the lease, in October 2021 the Company entered into a standby letter of credit, which is secured by a money market account in the amount of $0.8 million. The letter of credit is subject to draw down by the landlord upon certain events of breach or default by the Company. The letter of credit amount is subject to a 50% reduction subject to certain conditions on or following the date that is 54 months following the lease commencement date.

Estimated annual undiscounted future minimum lease payments under the Torrey Plaza Lease are as follows (in thousands):

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

2022	$-
2023	3,040
2024	3,412
2025	3,514
2026	3,620
Thereafter	24,115
Total	$37,701

Contingencies

From time to time, the Company may be subject to claims or suits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

4. Convertible Promissory Notes – Related Parties

On February 8, 2019, the Company entered into a note purchase agreement (“2019 Note Purchase Agreement”) for the sale of up to $4.0 million in convertible promissory notes to certain related parties. In February and June 2019, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $4.0 million (the “2019 Notes”).

On February 7, 2020, the Company entered into a note purchase agreement (“2020 Note Purchase Agreement”) for the sale of up to $2.5 million in convertible promissory notes to certain related parties. In February 2020, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $1.5 million (the “February 2020 Notes”). In June 2020, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $1.0 million (the “June 2020 Notes,” and together with the February 2020 Notes, the “2020 Notes”).

The 2019 Notes and the 2020 Notes (and together the “Convertible Notes”) accrued interest at 8.0% per annum. The Company incurred interest expense in connection with the Convertible Notes of $0.2 million for the year ended December 31, 2020. In February 2020, the maturity date of the 2019 Notes was extended to November 7, 2020. The amendment of the 2019 Notes was accounted for as a modification, which required prospective consideration of the revised terms. The Company elected the fair value option to account for the Convertible Notes. For year ended December 31, 2020, the Company recognized $1.7 million of increase in fair value of convertible promissory notes – related party. The fair value of the convertible promissory notes was estimated using a scenario-based analysis that estimated the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering possible outcomes available to the noteholders. The assumptions used to determine the fair value of the convertible promissory notes at issuance in 2020 and upon conversion included an estimated 85% to 100% probability of conversion of the promissory notes at a 20% discount, an assumed discount rate of 25%, and an estimated time to settlement of up to 0.4 years.

In connection with the Company’s Series Seed 2 preferred stock financing in June 2020, the Convertible Notes converted into 2,036,158 shares of Series Seed 2 convertible preferred stock at a conversion price of $3.408 per share, which is 80% of the price paid by investors in the Series Seed 2 financing. At the date of conversion, the outstanding principal and accrued interest on the Convertible Notes were $6.5 million and $0.4 million, respectively. The $8.7 million aggregate carrying value of the Convertible Notes, including the $8.3 million fair value and $0.4 million of accrued interest, was reclassified to the carrying value of the Series Seed 2 convertible preferred stock into which they converted in June 2020.

The following table provides a reconciliation of convertible promissory notes for the year ended December 31, 2020:

Convertible Promissory Notes
Balance at December 31, 2019	$4,000
Issuance of convertible promissory notes	2,500
Increase in fair value of convertible promissory notes	1,735
Conversion of promissory notes	(8,235)
Balance at December 31, 2020	$—

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

5. Other Related Party Transactions

In August 2017, the Company entered into a Support Services Agreement (the "2017 Support Services Agreement") with COI Pharmaceuticals, Inc. (“COI”) that outlines the terms of services provided by COI to the Company, as well as the fees charged for such services. COI is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, a stockholder of the Company. The Company pays COI quarterly prepayments for estimated costs to be incurred under the agreement in such quarter. Either party may terminate the 2017 Support Services Agreement by giving 30 days’ prior notice. The 2017 Support Services Agreement automatically renews in August of each year unless terminated by either party by giving 30 days’ prior notice.

On January 1, 2021, the Company entered into a second Support Services Agreement with COI (the "2021 Support Services Agreement"), which superseded the 2017 Support Services Agreement. The agreement modified the nature of services provided to the Company considering the transition of certain individuals as full-time Company employees effective January 1, 2021. The services will no longer include services normally associated with the roles of Chief Executive Officer, President and Senior Vice President. Other services associated with certain back-office and administrative and research and development services, including facilities support and other terms of the original agreement remain unchanged. The 2021 Support Services Agreement was renewed in January 2022 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Expense recognized by the Company under the 2017 Support Services Agreement and the 2021 Support Services Agreement for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020

Research and development	$1,609	$1,640
General and administrative	325	861
Total	$1,934	$2,501

At December 31, 2021 and 2020, the Company had accounts payable and accrued expenses due to COI or its affiliates of $32,000 and $0.5 million, respectively. For the year ended December 31, 2021, the Company paid COI $14,000 related to the purchase of property and equipment.

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to its conversion into the Company’s common stock in connection with the Company’s IPO in June 2021, the Company’s outstanding convertible preferred stock was classified as temporary equity in the accompanying balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or transfer of control of the Company. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

The authorized, issued and outstanding shares of convertible preferred stock as of December 31, 2020 consist of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Carrying Value
Series Seed 2	4,148,832	4,148,832	$17,674	$17,628
Series Seed	2,689,997	2,689,997	4,035	3,996
Total	6,838,829	6,838,829	$21,709	$21,624

In June 2020, the Company entered into a Series Seed 2 preferred stock purchase agreement (“Series Seed 2 SPA”) with existing stockholders, pursuant to which it was authorized to issue up to an aggregate of 4,148,832 shares of the Company’s Series Seed 2

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

convertible preferred stock in two closings. The first closing took place in June 2020 (the “Initial Closing”) and the second closing took place in December 2020 (the “Second Closing”). In the Initial Closing, the Company issued 1,056,337 shares of Series Seed 2 convertible preferred stock at $4.26 per share for cash proceeds of $4.5 million. In addition, the Company issued 2,036,158 shares of Series Seed 2 convertible preferred stock upon conversion of the Convertible Notes (see Note 4). In the Second Closing, the Company issued 1,056,337 shares of Series Seed 2 convertible preferred stock at $4.26 per share for cash proceeds of $4.5 million. The Company determined that the tranche right associated with the Second Closing did not meet the definition of a freestanding financial instrument and did not require bifurcation.

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

Initial Public Offering

In June 2021, the Company completed its IPO selling 13,110,000 shares its common stock at $17.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $204.2 million. In connection with the Company’s IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 26,608,460 shares of the Company's common stock.

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

2021 Equity Incentive Plan

On June 4, 2021, the Company’s board of directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”), which became effective on June 10, 2021. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2021, there were 4,237,149 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	1,096,533	$0.47	9.31	$3,214
Granted	5,230,595	$10.69
Exercised	(635,316)	$2.59
Forfeited or cancelled	(37,149)	$6.16
Balance at December 31, 2021	5,654,663	$9.65	9.22	$62,954
Vested and expected to vest at December 31, 2021	5,654,663	$9.65	9.22	$62,954
Exercisable at December 31, 2021	5,066,553	$7.37	9.17	$62,645

The weighted-average grant date fair value per share of option grants for the years ended December 31, 2021 and 2020 was $8.01, and $0.44, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2021 and 2020 was $1.0 million and $0, respectively. As of December 31, 2021, total unrecognized stock-based compensation cost associated with option grants was $35.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under its Plans were as follows:

	Year Ended December 31,
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

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the contractual term.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

2021 Employee Stock Purchase Plan

On June 4, 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will automatically increase on January 1 of each calendar year through January

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the year ended December 31, 2021, stock-based compensation expense related to the ESPP was $0.2 million and unrecognized stock-based compensation expense related to the ESPP was $0.5 million as of December 31, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$3,018	$22
General and administrative	3,892	50
Total	$6,910	$72

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2020	211,137	$52
Early exercised shares	521,896	1,626
Vested shares	(353,208)	(475)
Balance at December 31, 2021	379,825	$1,203

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,	December 31,
	2021	2020
Conversion of preferred stock	—	8,760,535
Common stock options outstanding	5,654,663	1,096,533
Shares available for issuance under the Plans	3,629,039	220,147
Shares available for issuance under the ESPP	454,548	—
Total	9,738,250	10,077,215

7. Research Collaboration and Exclusive License Agreement

On December 15, 2020 (the “Effective Date”), the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck Sharp & Dohme Corp. (“Merck”) an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target”, together the “Collaboration Targets”) related to next generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, they have the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected one of the Collaboration Targets upon execution of the Merck Agreement and has a specified period of time to select the Second Collaboration Target. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million payable upon the selection of the Second Collaboration Target, (iii) research program funding (iv) development and regulatory milestones, (v) commercial

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

milestones, and (vi) royalty payments. Under the Merck Agreement, the Company is eligible to receive up to an aggregate of $142.5 million per Collaboration Target in milestone payments ($285.0 million collectively for both Collaboration Targets), contingent on the achievement of certain regulatory and development milestones. Merck is also required to make milestone payments to the Company upon the successful completion of certain commercial milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets. The Merck Agreement provides that Merck is obligated to pay to the Company tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low teens percentage royalty rates on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a license to obtain a license to third-party intellectual property in order to commercialize the licensed products, or that are subject to compulsory licensing.

The Merck Agreement will terminate at the end of the calendar year in which the expiration of all royalty obligations occurs for all licensed products under the agreement. Merck has the unilateral right to terminate the Merck Agreement in its entirety or on a Collaboration Target by Collaboration Target basis at any time and for any reason upon prior written notice to the Company. Both parties have the right to terminate the agreement for an uncured material breach, certain illegal or unethical activities, and insolvency of the other party. Upon expiration of the agreement but not early termination thereof, and provided all payments due under the agreement have been made, Merck’s exclusive licenses under the agreement will become fully paid-up and perpetual.

The Company concluded that Merck represented a customer and accounted for the transaction in accordance with FASB’s Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The Company identified its performance obligations under the Merck Agreement as the grant to Merck of an exclusive license to certain of its intellectual property subject to certain conditions, its conduct of research services and the Company’s participation in a joint research committee. The Company determined that these performance obligations should be accounted for as one combined performance obligation since they are not distinct. The Company also determined that the combined performance obligation is transferred over the expected term of the conduct of the research services.

In accordance with ASC 606, the Company determined that the transaction price under the Merck Agreement equals $11.4 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding for the First Collaboration Target of $3.4 million. The Company concluded that there was not a significant financing component under the Merck Agreement. With respect to the remaining variable consideration within the Merck Agreement, including the $8.0 million payable upon selection of the Second Collaboration Target, milestone and royalty payments, the Company determined that as of December 31, 2021 these payments were probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment. The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 was $7.7 million.

The upfront payment of $8.0 million was recorded as deferred revenue as of December 31, 2020 and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations. Revenue associated with the upfront payment and research program funding for the First Collaboration Target is recognized based on actual total full-time equivalent employees (“FTEs”) utilized as a percentage of total FTEs expected to be utilized over the expected term of conduct of the research services. The Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.3 years as of December 31, 2021.

The Company recognized $3.6 million of revenue under the Merck Agreement for the year ended December 31, 2021. No revenue was recognized under the Merck Agreement for year ended December 31, 2020. As of December 31, 2021, aggregate deferred revenue related to the Merck Agreement was $5.9 million, of which $5.2 million was classified as current. As of December 31, 2020, aggregate deferred revenue related to the Merck Agreement was $8.0 million, of which $2.0 million was classified as current. The Company had $0 and $8.0 million of accounts receivable outstanding as of December 31, 2021 and 2020, respectively.

8. Income Taxes

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2021 or 2020. The net losses for the years ended December 31, 2021 and 2020 were generated solely in the United States.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

A reconciliation of the Company’s income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Expected tax benefit computed at federal statutory rate	$(6,861)	$(1,425)
State income taxes, net of federal tax benefit	(2,169)	(426)
Permanent differences	324	410
Research and development credits	(745)	(338)
Reserve for uncertain tax positions	253	85
Other	328	—
Change in valuation allowance	8,870	1,694
Income tax expense (benefit)	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$11,134	$3,731
Research and development credit carryforwards	1,179	703
Stock-based compensation	1,273	21
Other	131	1
Total deferred tax assets	13,717	4,456
Valuation allowance	(13,390)	(4,444)
Net deferred tax assets	327	12
Deferred tax liabilities:
Property and equipment	(106)	(9)
Other	(221)	(3)
Total gross deferred tax liabilities	(327)	(12)
Net deferred tax assets (liabilities)	$—	$—

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets at December 31, 2021 and 2020.

At December 31, 2021, the Company had federal and state net operating loss ("NOL") carryforwards of $39.9 million and $39.4 million, respectively. Federal NOL carryforwards totaling $0.6 million begin to expire in 2037, unless previously utilized, and federal NOL carryforwards of $39.3 million generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $39.4 million begin to expire in 2037, unless previously utilized. In addition, the Company also has federal and state research and development ("R&D") credit carryforwards totaling $0.9 million and $0.9 million respectively. The federal R&D credit carryforwards will begin to expire in 2037 unless previously utilized. The state R&D credit carryforwards may be carried forward indefinitely.

Utilization of the Company's NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed such an ownership change analysis pursuant to Section 382 of the Code and therefore has established a full valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. If ownership

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. Further, due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the effective tax rate.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$234	$149
Increases (decreases) related to prior year tax positions	(50)	—
Increases related to current year tax positions	326	85
Balance at end of year	$510	$234

The Company had no accrual for interest or penalties on the Company's balance sheets at December 31, 2021 or 2020, and has not recognized interest and/or penalties in the statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $0.5 million and $0.2 million, respectively, which if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefit over the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company's tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. Further, the Company is not currently under examination by any federal, state or local tax authority.

9. 401(k) Plan

Effective April 23, 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of 3% of the eligible employees’ compensation. Employer contributions paid through December 31, 2021 were immaterial.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed "Election of Directors" and "Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2021 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.januxrx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in the sections headed "Executive and Director Compensation" and "Director Compensation" contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the sections headed "Security Ownership of Certain Beneficial Owners and Management" and "Executive and Director Compensation" contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the sections headed "Certain Related-Person Transactions" and "Information Regarding the Board of Directors and Corporate Governance" contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the section headed "Ratification of Selection of Independent Registered Public Accounting Firm" contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1) Financial Statements. The following financial statements of Janux Therapeutics, Inc., together with the report of Ernst & Young LLP, an independent registered public accounting firm, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K are included on the following pages:

(2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the financial statements or the notes thereto.

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 15, 2021).
4.1	Reference is made to Exhibit 3.1 and 3.2.
4.2

Form of Common Stock Certificate of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

4.3

Amended and Restated Investors’ Rights Agreement, by and between the registrant and certain of its stockholders, dated April 15, 2021, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

4.4	Description of Registrant’s Common Stock.
10.1+

Form of Indemnity Agreement, by and between the registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.2+

Janux Therapeutics, Inc. 2017 Equity Incentive Plan, as amended, and Forms of Option Agreement, Notice of Exercise and Early Exercise Stock Purchase Agreement thereunder (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.3+

Janux Therapeutics, Inc. 2021 Equity Incentive Plan, and Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

10.4+

Janux Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

10.5+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

10.6+

Employment Agreement, by and between the registrant and David Campbell, Ph.D., dated January 1, 2021 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.7+

Employment Agreement, by and between the registrant and Andy Meyer, dated February 17, 2021 (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.8*

Research Collaboration and Exclusive License Agreement, by and between the registrant and Merck Sharp & Dohme Corp., dated December 17, 2020 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.9*+

Support Services Agreement, by and between the registrant and COI Pharmaceuticals, Inc., dated January 1, 2021 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.10*+

Cell Line License Agreement, by and between the registrant and WuXi Biologics (Hong Kong) Limited, dated April 19, 2021 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.11+

Consulting Agreement, by and between the registrant and Sheila Gujrathi, M.D., dated March 10, 2021 (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.12+

Janux Therapeutics, Inc. 2021 Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.13+

Employment Agreement, by and between the registrant and Wayne Godfrey, M.D., dated May 4, 2021 (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

10.14+	Employment Agreement, by and between the registrant and Shahram Salek-Ardakani, Ph.D., dated May 11, 2021.
10.15+	Employment Agreement, by and between the registrant and Byron Robinson, Ph.D., dated January 20, 2022.
10.16

Lease, by and between the Registrant and UTC Properties LLC, dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2021).

10.17	Lease, by and between the Registrant and Pacific Plaza Owner LLC, dated October 1, 2021.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: March 18, 2022	By:	/s/ David Campbell
David Campbell, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Campbell and Tighe Reardon, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Campbell	President and Chief Executive Officer and Director	March 18, 2022
David Campbell, Ph.D.	(Principal Executive Officer)

/s/ Tighe Reardon	Acting Chief Financial Officer	March 18, 2022
Tighe Reardon	(Principal Financial and Accounting Officer)

/s/ Jay Lichter, Ph.D.	Chairperson of the Board of Directors	March 18, 2022
Jay Lichter, Ph.D.

/s/ Ron Barrett, Ph.D.	Director	March 18, 2022
Ron Barrett, Ph.D.

/s/ Vickie Capps	Director	March 18, 2022
Vickie Capps

/s/ Sheila Gujrathi, M.D.	Director	March 18, 2022
Sheila Gujrathi, M.D.

/s/ Stefan Heller, Ph.D.	Director	March 18, 2022
Stefan Heller, Ph.D.

/s/ Alana McNulty	Director	March 18, 2022
Alana McNulty

/s/ Jake Simson, Ph.D.	Director	March 18, 2022
Jake Simson, Ph.D.

/s/ Peter Thompson, M.D.	Director	March 18, 2022
Peter Thompson, M.D.