Form 10-Q
period 2022-03-31
Janux Therapeutics, Inc.
filed 2022-05-10
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 41,629,367 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

QUARTERLY REPORT on FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$55,129	$35,582
Short-term investments	306,071	339,383
Prepaid expenses and other current assets (includes related party amounts of $23 and $0, respectively)	3,454	2,054
Total current assets	364,654	377,019
Restricted cash	816	816
Property and equipment, net	2,660	1,412
Operating lease right-of-use assets	130	185
Other long-term assets	337	392
Total assets	$368,597	$379,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,939	$2,458
Accrued liabilities (includes related party amounts of $0 and $32, respectively)	5,074	3,779
Current portion of deferred revenue	4,649	5,163
Unvested stock liabilities	700	1,203
Current portion of operating lease liabilities	153	194
Total current liabilities	12,515	12,797
Deferred revenue, net of current portion	—	700
Total liabilities	12,515	13,497

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at March 31, 2022 and December 31, 2021, respectively; issued shares – 41,629,367 and 41,622,962 at March 31, 2022 and December 31, 2021, respectively; outstanding shares – 41,393,660 and 41,243,137 at March 31, 2022 and December 31, 2021, respectively	41	41
Additional paid-in capital	418,429	413,967
Accumulated other comprehensive loss	(1,567)	(270)
Accumulated deficit	(60,821)	(47,411)
Total stockholders’ equity	356,082	366,327
Total liabilities and stockholders’ equity	$368,597	$379,824

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$1,589	$380
Operating expenses:
Research and development (includes related party amounts of $208 and $486, respectively)	10,184	1,925
General and administrative (includes related party amounts of $42 and $104, respectively)	4,947	739
Total operating expenses	15,131	2,664
Loss from operations	(13,542)	(2,284)
Other income:
Interest income	132	—
Total other income	132	—
Net loss	$(13,410)	$(2,284)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(1,567)	—
Comprehensive loss	$(14,977)	$(2,284)
Net loss per common share, basic and diluted	$(0.32)	$(2.06)
Weighted-average shares of common stock outstanding, basic and diluted	41,315,482	1,111,178

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327
Exercise of common stock options	6,405	—	1	—	—	1
Vesting of restricted shares	144,118	—	503	—	—	503
Stock-based compensation	—	—	3,958	—	—	3,958
Unrealized gain (loss) on investment securities	—	—	—	(1,297)	—	(1,297)
Net loss	—	—	—	—	(13,410)	(13,410)
Balance at March 31, 2022	41,393,660	$41	$418,429	$(1,567)	$(60,821)	$356,082

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	6,838,829	$21,624	1,046,599	$1	$100	$(14,739)	$(14,638)
Issuance of Series A convertible preferred stock, net of $278 of issuance costs	5,894,740	55,722	—	—	—	—	—
Exercise of common stock options	—	—	113,418	—	20	—	20
Vesting of restricted shares	—	—	66,960	—	8	—	8
Stock-based compensation	—	—	—	—	123	—	123
Net loss	—	—	—	—	—	(2,284)	(2,284)
Balance at March 31, 2021	12,733,569	$77,346	1,226,977	$1	$251	$(17,023)	$(16,771)

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(13,410)	$(2,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	9
Stock-based compensation	3,958	123
Amortization (accretion) of premiums/discounts on investments, net	(24)	—
Changes in operating assets and liabilities:
Accounts receivable	—	7,625
Prepaid expenses and other current assets (includes related party amounts of $23 and $(50), respectively)	(1,400)	(13)
Other long-term assets	55	—
Accounts payable	(740)	347
Accrued expenses (includes related party amounts of $(32) and $(544), respectively)	1,158	(240)
Deferred revenue	(1,214)	(4)
Operating lease right-of-use assets and liabilities, net	14	—
Net cash (used in) provided by operating activities	(11,522)	5,563
Cash flows from investing activities
Purchases of property and equipment	(971)	(153)
Purchases of short-term investments	(45,061)	—
Maturities of short-term investments	77,100	—
Net cash provided by (used in) investing activities	31,068	(153)
Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	56,000
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	1	1,646
Payment of initial public offering costs	—	(100)
Net cash provided by financing activities	1	57,546
Net increase in cash, cash equivalents and restricted cash	19,547	62,956
Cash, cash equivalents and restricted cash – beginning of year	36,398	7,813
Cash, cash equivalents and restricted cash – end of year	$55,945	$70,769

Supplemental disclosure of noncash investing and financing activities
Unpaid fixed asset additions	$396	$4
Vesting of restricted common stock	$503	$8
Unpaid equity issuance costs	$—	$278
Unrealized loss on short-term investments	$(1,297)	$—

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

Liquidity and Capital Resources

From its inception through March 31, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $60.8 million as of March 31, 2022. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global capital markets. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021.

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

significant estimates in the Company’s financial statements relate to estimates to complete the performance obligations and the estimated transaction price for collaboration revenue, accruals for research and development expenses, stock-based compensation and fair value measurements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its accounting estimates. Actual results may differ materially and adversely from these estimates.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Assets:
Cash equivalents:
Money market funds	$25,189	$25,189	$—	$—
Commercial paper	9,982	—	9,982	—
Total cash equivalents	35,171	25,189	9,982	—
Short-term investments:
U.S. Treasury securities	123,357	123,357	—	—
Commercial paper	182,714	—	182,714	—
Total short-term investments	306,071	123,357	182,714	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$342,058	$149,362	$192,696	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,020	$15,020	$—	$—
Commercial paper	9,998	—	9,998	—
Total cash equivalents	25,018	15,020	9,998	—
Short-term investments:
U.S. Treasury securities	99,247	99,247	—	—
Corporate debt securities	6,026	—	6,026	—
Commercial paper	234,110	—	234,110	—
Total short-term investments	339,383	99,247	240,136	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$365,217	$115,083	$250,134	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$55,129	$35,582
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$55,945	$36,398

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The following tables summarize short-term investments (in thousands):

	As of March 31, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$124,511	$—	$(1,154)	$123,357
Commercial paper	183,127	—	(413)	182,714
Total	$307,638	$—	$(1,567)	$306,071

	As of December 31, 2021
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$99,457	$—	$(210)	$99,247
Corporate debt securities	6,029	—	(3)	6,026
Commercial paper	234,167	7	(64)	234,110
Total	$339,653	$7	$(277)	$339,383

The amortized cost and estimated fair value in the table above excludes $0.1 million and $0.2 million of accrued interest receivable as of March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of March 31, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$84,408	$38,949
Corporate debt securities	—	—
Commercial paper	182,714	—
Total	$267,122	$38,949

	As of December 31, 2021
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$51,131	$48,116
Corporate debt securities	6,026	—
Commercial paper	234,110	—
Total	$291,267	$48,116

As of March 31, 2022, all of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. No allowance for credit losses has been recorded as of March 31, 2022 or December 31, 2021. Additionally, no realized gains or losses on sales of short-term investments were recorded for the three months ended March 31, 2022 or March 31, 2021.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of March 31, 2022, and December 31, 2021, all of the Company’s accounts receivable, if any, relate to a single customer. For the three months ended March 31, 2022, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 307,765 shares and 304,303 shares from the weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
	2022	2021
Convertible preferred stock outstanding	—	16,311,693
Common stock options	7,122,220	2,131,639
Unvested common stock	235,707	666,073
Employee stock purchase plan shares	23,672	—
Total potentially dilutive shares	7,381,599	19,109,405

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$1,993	$1,377
Computer equipment and software	27	27
Construction in progress	852	139
Total property and equipment	2,872	1,543
Less: accumulated depreciation	(212)	(131)
Property and equipment, net	$2,660	$1,412

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation (including related party amounts of $0 and $32, respectively)	$805	$1,171
Accrued research and development	3,937	2,130
Other accrued liabilities	332	478
	$5,074	$3,779

3. Commitments and Contingencies

License Agreement with WuXi Biologics (Hong Kong) Limited

In April 2021, the Company entered into a cell line license agreement (“Cell Line License Agreement”) with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), pursuant to which the Company received a non-exclusive, worldwide, sublicensable license under certain of WuXi Biologics’ patent rights, know-how and biological materials (“WuXi Biologics Licensed Technology”), to use the WuXi Biologics Licensed Technology to make, use, sell, offer for sale and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (“WuXi Biologics Licensed Product”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the Company’s PSMA-TRACTr (JANX007) and EGFR-TRACTr (JANX008) product candidates.

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

Future minimum noncancelable operating lease payments as of March 31, 2022, excluding operating leases that have not commenced as of March 31, 2022, are as follows (in thousands):

2022	$154
Total minimum lease payments	154
Less: Imputed interest	(1)
Total operating lease liabilities	153
Less: Current portion of operating lease liabilities	(153)
Operating lease liabilities, net of current portion	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The weighted-average remaining lease term for the Company’s Ocean Air Lease is 0.6 years as of March 31, 2022. Operating lease expense and cash paid for amounts included in the measurement of lease liabilities for three months ended March 31, 2022 was not material. No operating lease expense was recorded during the three months ended March 31, 2021 as the Company had no operating leases that had commenced during that period.

In October 2021, the Company entered into a noncancelable operating lease agreement (the "Torrey Plaza Lease") to lease office and laboratory space in San Diego, California. As of March 31, 2022, the Torrey Plaza Lease had not commenced and an associated right of use asset or lease liability is not included on the accompanying balance sheets. The targeted lease commencement date is July 2022 with a lease term of 126 months from the date of commencement. The lease provides an option to extend the term of the lease for a period of 5 years beyond the initial term.

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

In January 2021, the Company entered into a second Support Services Agreement with COI (the "2021 Support Services Agreement"), which superseded the 2017 Support Services Agreement. The agreement modified the nature of services provided to the Company considering the transition of certain individuals as full-time Company employees effective January 1, 2021. The services will no longer include services normally associated with the roles of Chief Executive Officer, President and Senior Vice President. Other services associated with certain back-office and administrative and research and development services, including facilities support and other terms of the original agreement remain unchanged. The 2021 Support Services Agreement was renewed in January 2022 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Expense recognized by the Company under the 2017 Support Services Agreement and the 2021 Support Services Agreement for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

	Three Months Ended March 31,
	2022	2021

Research and development	$208	$486
General and administrative	42	104
Total	$250	$590

5. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In March 2021, the Company entered into a Series A preferred stock purchase agreement with various investors, pursuant to which it issued and sold an aggregate of 5,894,740 shares of its Series A convertible preferred stock at a price per share of $9.50 for gross proceeds of $56.0 million.

In April 2021, the Company entered into a Series B preferred stock purchase agreement with various investors, pursuant to which it issued and sold an aggregate of 8,038,073 shares of its Series B convertible preferred stock at a price per share of $15.551 for gross proceeds of $125.0 million.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2022, there were 6,407,967 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	5,654,663	$9.65	9.22	$62,954
Granted	1,611,590	$19.54
Exercised	(6,405)	$0.11
Forfeited or cancelled	(137,628)	$13.46
Balance at March 31, 2022	7,122,220	$11.82	9.16	$35,024
Vested and expected to vest at March 31, 2022	7,122,220	$11.82	9.16	$35,024
Exercisable at March 31, 2022	4,982,978	$7.35	8.93	$35,024

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2022 and 2021 was $14.02, and $3.12, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2022 and 2021 was $0.1 million and $1.0, respectively. As of March 31, 2022, total unrecognized stock-based compensation cost associated with option grants was $52.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under its Plans were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.5% – 1.7%	0.9% – 1.6%
Expected volatility	84% – 85%	86%
Expected term (in years)	6.1	5.5 – 10.0
Expected dividend yield	—	—

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the three months ended March 31, 2022, stock-based compensation expense related to the ESPP was $0.1 million and unrecognized stock-based compensation expense related to the ESPP was $0.5 million as of March 31, 2022.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,660	$32
General and administrative	2,298	91
Total	$3,958	$123

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2021	379,825	$1,203
Early exercised shares	—	—
Vested shares	(144,118)	(503)
Balance at March 31, 2022	235,707	$700

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31,	December 31,
	2022	2021
Common stock options outstanding	7,122,220	5,654,663
Shares available for issuance under the Plans	4,236,225	3,629,039
Shares available for issuance under the ESPP	870,777	454,548
Total	12,229,222	9,738,250

6. Research Collaboration and Exclusive License Agreement

On December 15, 2020 (the “Effective Date”), the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck Sharp & Dohme Corp. (“Merck”) an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target”, together the “Collaboration Targets”) related to next generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, they have the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected one of the Collaboration Targets upon execution of the Merck Agreement and selected the Second Collaboration Target in May 2022. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million payable upon the selection

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

of the Second Collaboration Target, (iii) research program funding (iv) development and regulatory milestones, (v) commercial milestones, and (vi) royalty payments. Under the Merck Agreement, the Company is eligible to receive up to an aggregate of $142.5 million per Collaboration Target in milestone payments ($285.0 million collectively for both Collaboration Targets), contingent on the achievement of certain regulatory and development milestones. Merck is also required to make milestone payments to the Company upon the successful completion of certain commercial milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets. The Merck Agreement provides that Merck is obligated to pay to the Company tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low teens percentage royalty rates on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a license to obtain a license to third-party intellectual property in order to commercialize the licensed products, or that are subject to compulsory licensing.

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

The Company recognized $1.6 million and $0.4 million of revenue under the Merck Agreement for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, aggregate deferred revenue related to the Merck Agreement was $4.6 million, all of which was classified as current. The Company did not have an accounts receivable balance outstanding as of March 31, 2022 and December 31, 2021, respectively. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s participation in a joint research committee. The Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.0 year as of March 31, 2022.

7. 401(k) Plan

Effective April 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of up to 3% of eligible employees’ compensation. Employer contributions for the three months ended March 31, 2022 were immaterial.

8. Subsequent Events

As described in Note 6, pursuant to the Merck Agreement, Merck selected the Second Collaboration Target in May 2022. In consideration of its selection of the Second Collaboration Target, Merck is obligated to pay us an upfront payment of $8.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes thereto as of and for the year ended December 31, 2021 included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 18, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are an innovative biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2), with all of our programs currently in the preclinical or discovery stage. We recently submitted an Investigational New Drug application (IND) for our PSMA-TRACTr (JANX007). We expect to submit an IND for our EGFR-TRACTr (JANX008) in the second half of 2022, and for our TROP2-TRACTr in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans. We selected a PD-L1xCD28 TRACIr development candidate in the fourth quarter of 2021. We expect to submit an IND for this product candidate in 2023.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $13.4 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $60.8 million.

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

Support Services Agreement with COI Pharmaceuticals, Inc.

In January 2021, we entered into a Support Services Agreement (the 2021 Support Services Agreement) with COI Pharmaceuticals, Inc. (COI), pursuant to which COI provides certain services to us, including general administrative services and facilities support services, and provides us with supplies and equipment, laboratory facilities, and office space. COI is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The amounts paid to COI include support service fees or mark-ups of up to 5%. The 2021 Support Services Agreement outlines the terms of the services provided by COI to us, as well as the fees and expenses charged for such services. The 2021 Support Services Agreement was renewed in January 2022 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Our Research Collaboration with Merck

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates that are distinct from those in our internally developed pipeline (the Merck Agreement). Merck has the right to select up to two collaboration targets (each a Collaboration Target) related to next generation T cell engager immunotherapies for the treatment of cancer. Merck selected one of the Collaboration Targets upon execution of the agreement and selected the second Collaboration Target in May 2022. Merck will receive an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck provides research funding under the collaboration.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $1.6 million and $0.4 million of revenue under the Merck Agreement for the three months ended March 31, 2022 and 2021, respectively.

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

Our indirect research and development expenses include:

•
salaries and employee-related costs, including recruiting fees and stock-based compensation for those individuals involved in research and development efforts;
•
maintenance of facilities and equipment, software license fees, depreciation; and
•
allocated facilities and equipment-related expenses, which include rent, utilities, insurance, and office supplies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$1,589	$380	$1,209
Operating expenses:
Research and development	10,184	1,925	8,259
General and administrative	4,947	739	4,208
Total operating expenses	15,131	2,664	12,467
Loss from operations	(13,542)	(2,284)	(11,258)
Other income:
Interest income	132	—	132
Total other income	132	—	132
Net loss	$(13,410)	$(2,284)	$(11,126)

Collaboration Revenue

Collaboration revenues were $1.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $1.2 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

Research and development expenses were $10.2 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $8.3 million was primarily due to increases related to the development of our platform technologies and programs of $4.4 million, personnel and facilities costs of $1.5 million, stock-based compensation expense of $1.6 million, and other research and development expenses of $0.8 million, as operations grew in support of program advances.

The following table summarizes our research and development expenses by direct and indirect expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Direct costs (1)	$6,084	$1,369	$4,715
Indirect costs	4,100	556	3,544
Total research and development expenses	$10,184	$1,925	$8,259

(1) In future periods when clinical trial expenses are incurred, external costs will be broken out between our clinical programs and our preclinical programs.

General and Administrative Expense

General and administrative expenses were $4.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.2 million was primarily due to increases in stock-based compensation of $2.2 million, personnel and facilities costs of $0.6 million, and other general and administrative expenses of $1.4 million, as we now operate as a public company.

Other Income

Other income of $0.1 million for the three months ended March 31, 2022 consisted of interest income on our cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $362.0 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,522)	$5,563
Investing activities	31,068	(153)
Financing activities	1	57,546
Net increase in cash, cash equivalents and restricted cash	$19,547	$62,956

Operating Activities

Net cash used in operating activities was $11.5 million for the three months ended March 31, 2022, and was primarily due to our net loss of $13.4 million, adjusted for $4.0 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $2.1 million. Net cash provided by operating activities was $5.6 million for the three months ended March 31, 2021, and was primarily due to our net loss of $2.3 million, adjusted for $0.1 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $7.7 million, primarily related to the collection of $8.0 million of accounts receivable related to our collaboration with Merck.

Investing Activities

Net cash provided by investing activities of $31.1 million for the three months ended March 31, 2022 was primarily due to $32.1 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.0 million. Net cash used by investing activities of $0.2 million for the three months ended March 31, 2021 was primarily due to our purchase of property and equipment, primarily consisting of laboratory equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was immaterial. Net cash provided by financing activities of $57.5 million for the three months ended March 31, 2021 was primarily due to $56.0 million of proceeds from the issuance of Series A convertible preferred stock, $1.6 million of proceeds from the exercise of stock options and $0.1 million for the payment of offering costs related to our initial public offering.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the IND-enabling studies and planned future clinical trials for JANX007, JANX008, TROP2-TRACTr and TRACIr costimulatory bispecific;
•
the number and characteristics of clinical programs that we pursue;
•
the outcome, timing and costs of seeking U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) and any other regulatory approvals for any future drug candidates;
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

Contractual Obligations

Material Cash Commitments and Requirements

In April 2021, we entered into a cell line license agreement (Cell Line License Agreement) with WuXi Biologics (Hong Kong) Limited (WuXi Biologics). According to the terms of the Cell Line License Agreement, if we do not engage WuXi Biologics or its affiliates to manufacture the therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (WuXi Biologics Licensed Products) for our commercial supplies, we are required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. We have the right (but not the obligation) to buy out our remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million. The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as we have not exercised the Buyout Option. See the section within Item 1 of Part I, “Notes to Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

In October 2021, we entered into a noncancelable agreement to lease office and laboratory space in San Diego, California (Torrey Plaza Lease) with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease is expected to commence in July 2022. See the section within Item 1 of Part I, “Notes to Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 18, 2022. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, we implemented a new enterprise resource planning system. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures. There were no other changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Annual Report on Form 10-K, filed with the SEC on March 18, 2022.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2022 and 2021, our net losses were $13.4 million and $2.3 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause the loss of all or part of investments.

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

As of March 31, 2022, we had $361.2 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the IND-enabling studies and planned future clinical trials for JANX007, JANX008, TROP2-TRACTr and TRACIr costimulatory bispecific;
•
the number and characteristics of clinical programs that we pursue;
•
the outcome, timing and costs of seeking FDA, European Commission and any other comparable regulatory approvals for any future drug candidates;
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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs are in the preclinical development or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. We have not yet begun clinical trials for any of our product candidates or development programs. Our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our planned clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates could be successfully commercialized.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our JANX007, JANX008, TROP2-TRACTr and TRACIr costimulatory bispecific candidates, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.*

Preclinical and clinical development is expensive and can take many years to complete, and their outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process including due to factors outside of our control. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in initiating our future clinical trials for our product candidates and we cannot be certain that the trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure related to:

•
the FDA, the EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our planned clinical trials, or the sufficiency of preclinical data to initiate clinical trials;
•
the size of the study population for further analysis of the study’s primary endpoints;
•
obtaining regulatory approval to commence a trial;
•
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
obtaining IRB or ethics committee approval at each site;
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

Of the large number of products in development, only a small percentage successfully complete the FDA, the European Commission's or comparable foreign regulatory authorities’ approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for our product candidates, the FDA, the European Commission or the comparable foreign regulatory authorities may grant approval contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA, the European Commission or the comparable foreign regulatory authorities also may approve a product candidate for a more limited indication or patient population than we originally request, and the FDA, the European Commission or comparable foreign regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

In addition, the FDA, the EMA and the European Commission or comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.*

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. As we have not tested any of our product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of our preclinical studies may not translate into humans and many not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

The clinical trial requirements of the FDA, EMA and other comparable foreign regulatory agencies and authorities, and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

If we experience delays in or difficulties enrolling our planned clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.*

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA, or comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

As we continue developing our product candidates and initiate any future clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our planned clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely. The class of TCEs has been associated with overactivation of the immune system leading to cytokine release syndrome (CRS) and on-target healthy tissue toxicities, and while we have designed our TRACTr and TRACIr platform technologies and product candidates to mitigate these safety risks, until such time as we complete large-scale human trials there can be no assurances that our product candidates will not experience similar effects.

Even if our product candidates initially show positive results in early clinical trials, the side effects of biological products are frequently only detectable after they are tested in larger, longer and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development or after approval and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, vary, withdraw, or limit approvals of such product, or seek an injunction against its manufacture or distribution;
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
•
we may be obliged to, need to, or decide to recall or remove the product from the marketplace; and

•
we may be subject to fines, injunctions or the imposition of civil or criminal penalties.

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

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.*

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations may differ from country to country. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA.

Obtaining regulatory approval of a BLA, or in an equivalent foreign process, can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA, or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA, European Commission or comparable foreign regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from nonclinical studies and planned clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are positive, such data may not be sufficient to support approval by the FDA, the European Commission or other comparable foreign regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the European Commission or other comparable foreign regulatory authorities denying approval of a product candidate for any or all indications. The FDA, the EMA or other comparable foreign regulatory authorities, may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program such as the number of subjects in our future clinical trials from the United States or abroad.

The FDA, the European Commission or other comparable foreign regulatory authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA, the EMA or comparable foreign regulatory authorities' disagreement with the design or implementation of our planned clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA, the EMA, the European Commission or comparable foreign regulatory authorities for approval;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA, the EMA and the European Commission or comparable foreign regulatory authorities that our product candidates are safe and effective for the proposed indication;
•
the FDA’s, the EMA's, or comparable foreign regulatory authorities' disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s, the EMA's or a comparable foreign regulatory authorities’ requirement for additional nonclinical studies or clinical trials;
•
the FDA’s , the EMA's, the European Commission's or comparable foreign regulatory authorities' disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
•
the FDA’s or comparable foreign regulatory authorities’ failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•
the potential for approval policies or regulations of the FDA, the European Commission or comparable foreign regulatory authorities’ to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA, the European Commission, or other regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete our planned clinical testing and receive approval of a BLA or foreign marketing authorization application for our product candidates, the FDA, the European Commission, or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS, and in the case of comparable foreign regulatory authorities equivalent actions, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, European Commission, or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Even if we obtain regulatory approval for our product candidates, they will remain subject to ongoing regulatory oversight. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.*

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current cGMP regulations, as well as GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS and the European Commission, or comparable foreign regulatory authorities may require equivalent actions as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

The FDA’s, EMA’s, European Commission, and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

•
issuing warning or untitled letters;
•
mandating modifications to promotional materials or require us to provide corrective information to healthcare professionals, or require other restrictions on the labeling or marketing of such products;
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

Moreover, the FDA and other regulatory authorities strictly regulate the promotional claims that may be made about biologic products. In particular, while physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, a product may not be promoted for uses that are not approved by the FDA, the European Commission or other comparable foreign regulatory authorities as reflected in the product’s approved labeling. The FDA and other comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Disruptions at the FDA and other comparable foreign regulatory authorities and bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.*

The ability of the FDA, EMA, European Commission, and other foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other foreign regulatory authorities may also slow the time necessary for new biologics to be reviewed and/or approved by necessary foreign regulatory authorities, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, the FDA and regulatory authorities outside the United States have and may adopt restrictions or other policy measures in response to the global COVID-19 pandemic that divert resources and delay their attention from any submissions we may make. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our preclinical testing or planned clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the European Economic Area, or EEA, countries, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and planned clinical trials may be deemed unreliable, and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing authorization applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA, the EMA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing authorization application we submit by the FDA, the EMA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We plan to contract with third parties for the manufacturing and supply of certain of our product candidates for use in preclinical testing and planned clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We plan to rely on third parties for the manufacture of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA, or equivalent foreign application, on a timely basis and must adhere to the relevant Good Laboratory Practice regulations and cGMP regulations enforced by the FDA, and competent authorities of EEA countries, through their facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

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

We may not be able to successfully commercialize our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.*

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA, the European Commission, or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, there is no uniform policy among third-party payors for coverage and reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. The approach to pricing and reimbursement also varies widely between third countries, including between EEA countries.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, in the US the Centers for Medicare & Medicaid Services (CMS) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, including in some EU Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In the EU, this Health Technology Assessment, or HTA process is currently governed by the national laws of the individual EU Member States. Moreover, EU Member States may choose to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit. In December June 2021 the European Institutions adopted the HTA Regulation which, when it enters into application in 2025, is intended to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

In some other foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.*

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Affordable Care Act) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Equivalent laws and procedures apply in foreign countries.

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

Relevant regulatory exclusivities may not be granted or, if granted, may be limited.*

The EU provides opportunities for data and market exclusivity related to Marketing Authorizations, or MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess an application for authorization of a generic product or of a biosimilar for eight years from the date of authorization of the innovative product, after which an application for authorization of a generic or biosimilar may be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful applicant for authorization of a generic or biosimilar from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

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

Risks Related to Our Industry and Business Operations

The COVID-19 pandemic and other epidemic diseases could adversely impact our business, including our planned clinical trials, supply chain and business development activities.*

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, or if new epidemic diseases arise in the future, we may experience disruptions that could severely impact our business and planned clinical trials, including:

•
interruption or delays in our operations, which may impact our ability to conduct and produce preclinical results required for submission of an IND in the United States or equivalent marketing authorization applications in foreign jurisdictions;
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
•
interruption or delays in the operations of the FDA, the EMA or the European Commission, or other comparable foreign regulatory authorities, which may impact review and approval timelines;
•
risk that participants enrolled in our clinical trials will acquire COVID-19 or other epidemic disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA, the EMA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies.

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

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.*

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and foreign regulatory authorities, provide accurate information to the FDA and foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates could receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2022, we had 41 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.*

The development and commercialization of new products is highly competitive. We largely compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Commission, or other regulatory approval for their products more rapidly than we may obtain approval for ours, if ever, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Moreover, with the proliferation of new drugs and therapies into oncology, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

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

Risks Related to Government Regulation

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to U.S. federal and state, EU, or foreign jurisdictions' healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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
•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•
European Union and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

In the European Union, many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021 the European Union Parliament adopted the HTA regulation which, when it enters into application in 2025, will be intended to harmonize the clinical benefit assessment of HTA across the European Union. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the European Union may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we are be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of European Union and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other comparable government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.*

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom, or the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. As part of the TCA, the European Union and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept European Union batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to medicinal products is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union, now that United Kingdom legislation has the potential to diverge from European Union legislation. All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

Our actual or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and security could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal data privacy laws, and consumer protection laws. For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights with respect to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Further, it is anticipated that the California Privacy Rights Act (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. Similarly, consumer associations may bring proceedings to defend collective interests of data subjects under the EU GDPR, independently of the absence of a mandate to that effect.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, in the United Kingdom or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR and the UK GDPR generally restrict the transfer of personal data to countries outside of the European Economic Area (“EEA”) and the United Kingdom respectively, that the European Commission or the United Kingdom Government (as applicable) do not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”), that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. The United Kingdom has also adopted the international data transfer agreement (IDTA), the international data transfer addendum to the European Commission’s SCCs (Addendum) and a document setting out transitional provisions, which came into force on March 21, 2022. The IDTA and Addendum replaced the SCCs as a transfer tool to comply with Article 46 of the UK GDPR when making restricted transfers from the United Kingdom. Additionally, the SCCs the IDTA or the Addendum impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. The SCCs, the IDTA or the Addendum may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. In addition, Switzerland similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside the EEA and the United Kingdom (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. Additionally, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ to enable transfers of personal data from the EEA to the United Kingdom to continue.

If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from the EEA and the United Kingdom or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in the EEA and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

If we or our partners fail, or are perceived to have failed, to address or comply with data protection, privacy and security obligations, or if we experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through imposition of significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

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
•
the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and
•
any other factors discussed in this Quarterly Report.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2022, we had 41,629,367 outstanding shares of common stock.

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

Pursuant to our 2021 Equity Incentive Plan (2021 Plan), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, pursuant to our 2021 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, and (ii) 932,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of our product candidates’ development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may process confidential and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such sensitive information. We also have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including individuals and data protection authorities, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of March 31, 2022, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in U.S. Treasury securities, high-quality marketable corporate debt securities and commercial paper with contractual maturity dates of less than two years until needed to fund our operations. We may further invest these funds in other high-quality marketable security types subject to certain restrictions within our investment policy.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed June 15, 2021).
4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 7, 2021).
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

JANUX THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)