Form 10-Q
period 2022-06-30
Janux Therapeutics, Inc.
filed 2022-08-09
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40475

Janux Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2289112
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10955 Vista Sorrento Parkway, Suite 200, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 751-4493

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JANX	The Nasdaq Global Market

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

As of August 5, 2022, the registrant had 41,663,029 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$58,403	$35,582
Short-term investments	295,893	339,383
Prepaid expenses and other current assets (includes related party amounts of $13 and $0, respectively)	3,769	2,054
Total current assets	358,065	377,019
Restricted cash	816	816
Property and equipment, net	3,517	1,412
Operating lease right-of-use assets	22,760	185
Other long-term assets	207	392
Total assets	$385,365	$379,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,000	$2,458
Accrued liabilities (includes related party amounts of $0 and $32, respectively)	4,043	3,779
Current portion of deferred revenue	5,371	5,163
Unvested stock liabilities	492	1,203
Current portion of operating lease liabilities	88	194
Total current liabilities	12,994	12,797
Deferred revenue, net of current portion	5,289	700
Operating lease liabilities, net of current portion	23,268	—
Total liabilities	41,551	13,497

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at June 30, 2022 and December 31, 2021, respectively; issued shares – 41,663,029 and 41,622,962 at June 30, 2022 and December 31, 2021, respectively; outstanding shares – 41,501,269 and 41,243,137 at June 30, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	423,388	413,967
Accumulated other comprehensive loss	(1,907)	(270)
Accumulated deficit	(77,709)	(47,411)
Total stockholders’ equity	343,814	366,327
Total liabilities and stockholders’ equity	$385,365	$379,824

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$2,365	$482	$3,954	$862
Operating expenses:
Research and development (includes related party amounts of $197, $423, $405 and $909, respectively)	14,086	4,737	24,270	6,662
General and administrative (includes related party amounts of $22, $99, $64 and $203, respectively)	5,540	1,997	10,487	2,736
Total operating expenses	19,626	6,734	34,757	9,398
Loss from operations	(17,261)	(6,252)	(30,803)	(8,536)
Other income:
Interest income	373	46	505	46
Total other income	373	46	505	46
Net loss	$(16,888)	$(6,206)	$(30,298)	$(8,490)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(340)	17	(1,637)	17
Comprehensive loss	$(17,228)	$(6,189)	$(31,935)	$(8,473)
Net loss per common share, basic and diluted	$(0.41)	$(0.62)	$(0.73)	$(1.52)
Weighted-average shares of common stock outstanding, basic and diluted	41,448,743	10,033,328	41,382,481	5,596,900

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022 and 2021

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327
Exercise of common stock options	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	32,662	—	307	—	—	307
Vesting of restricted shares	218,065	1	711	—	—	712
Stock-based compensation	—	—	8,402	—	—	8,402
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	(1,637)	—	(1,637)
Net loss	—	—	—	—	(30,298)	(30,298)
Balance at June 30, 2022	41,501,269	$42	$423,388	$(1,907)	$(77,709)	$343,814

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2020	6,838,829	$21,624	1,046,599	$1	$100	$—	$(14,739)	$(14,638)
Issuance of Series A convertible preferred stock, net of $278 of issuance costs	5,894,740	55,722	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $175 of issuance costs	8,038,073	124,825	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(20,771,642)	(202,171)	26,608,460	27	202,144	—	—	202,171
Initial public offering, net of $18,733 of issuance costs	—	—	13,110,000	13	204,124	—	—	204,137
Exercise of common stock options	—	—	113,418	—	20	—	—	20
Vesting of restricted shares	—	—	216,082	—	178	—	—	178
Stock-based compensation	—	—	—	—	1,400	—	—	1,400
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(8,490)	(8,490)
Balance at June 30, 2021	—	$—	41,094,559	$41	$407,966	$17	$(23,229)	$384,795

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2022 and 2021

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at March 31, 2022	41,393,660	$41	$418,429	$(1,567)	$(60,821)	$356,082
Exercise of common stock options	1,000	—	—	—	—	—
Shares issued under employee stock purchase plan	32,662	—	307	—	—	307
Vesting of restricted shares	73,947	1	208	—	—	209
Stock-based compensation	—	—	4,444	—	—	4,444
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	(16,888)	(16,888)
Balance at June 30, 2022	41,501,269	$42	$423,388	$(1,907)	$(77,709)	$343,814

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at March 31, 2021	12,733,569	$77,346	1,226,977	$1	$251	$—	$(17,023)	$(16,771)
Issuance of Series B convertible preferred stock, net of $175 of issuance costs	8,038,073	124,825	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(20,771,642)	(202,171)	26,608,460	27	202,144	—	—	202,171
Initial public offering, net of $18,733 of issuance costs	—	—	13,110,000	13	204,124	—	—	204,137
Vesting of restricted shares	—	—	149,122	—	170	—	—	170
Stock-based compensation	—	—	—	—	1,277	—	—	1,277
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(6,206)	(6,206)
Balance at June 30, 2021	—	$—	41,094,559	$41	$407,966	$17	$(23,229)	$384,795

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(30,298)	$(8,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	189	22
Loss on disposal of assets	—	3
Stock-based compensation	8,402	1,400
Amortization (accretion) of premiums/discounts on investments, net	(123)	(35)
Changes in operating assets and liabilities:
Accounts receivable	—	7,625
Prepaid expenses and other current assets (includes related party amounts of $(13) and $(36), respectively)	(1,987)	(1,789)
Other long-term assets	185	—
Accounts payable	117	37
Accrued expenses (includes related party amounts of $(32) and $(544), respectively)	264	698
Deferred revenue	4,797	(112)
Operating lease right-of-use assets and liabilities, net	859	—
Net cash used in operating activities	(17,595)	(641)
Cash flows from investing activities
Purchases of property and equipment	(1,869)	(232)
Purchases of short-term investments	(113,874)	(142,518)
Maturities of short-term investments	155,850	—
Net cash provided by (used in) investing activities	40,107	(142,750)
Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	55,722
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	124,825
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	309	1,646
Proceeds from initial public offering, net of issuance costs	—	205,010
Net cash provided by financing activities	309	387,203
Net increase in cash, cash equivalents and restricted cash	22,821	243,812
Cash, cash equivalents and restricted cash – beginning of year	36,398	7,813
Cash, cash equivalents and restricted cash – end of year	$59,219	$251,625

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock in connection with initial public offering	$—	$202,171
Unpaid property and equipment	$463	$—
Vesting of restricted common stock	$711	$178
Unpaid equity issuance costs	$1	$873
Unrealized gain (loss) on available-for-sale securities, net	$(1,637)	$17
Operating lease liabilities arising from right-of-use assets	$23,078	$—

See accompanying notes.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Janux Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware in June 2017 and is based in San Diego, California. The Company is a clinical stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying its proprietary technology to its Tumor Activated T Cell Engager ("TRACTr") and Tumor Activated Immunomodulator ("TRACIr") platforms to better treat patients suffering from cancer.

Liquidity and Capital Resources

From its inception through June 30, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and clinical and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $77.7 million as of June 30, 2022. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global capital markets. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to the Company in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022:
Assets:
Cash equivalents:
Money market funds	$34,229	$34,229	$—	$—
Total cash equivalents	34,229	34,229	—	—
Short-term investments:
U.S. Treasury securities	122,883	122,883	—	—
U.S. agency bonds	23,404	—	23,404	—
Commercial paper	149,606	—	149,606	—
Total short-term investments	295,893	122,883	173,010	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$330,938	$157,928	$173,010	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,020	$15,020	$—	$—
Commercial paper	9,998	—	9,998	—
Total cash equivalents	25,018	15,020	9,998	—
Short-term investments:
U.S. Treasury securities	99,247	99,247	—	—
Corporate debt securities	6,026	—	6,026	—
Commercial paper	234,110	—	234,110	—
Total short-term investments	339,383	99,247	240,136	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$365,217	$115,083	$250,134	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$58,403	$35,582
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$59,219	$36,398

Short-Term Investments

Short-term investments consist of U.S. treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The following tables summarize short-term investments (in thousands):

	As of June 30, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$124,418	$—	$(1,535)	$122,883
U.S. agency bonds	23,499	—	(95)	23,404
Commercial paper	149,883	15	(292)	149,606
Total	$297,800	$15	$(1,922)	$295,893

	As of December 31, 2021
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$99,457	$—	$(210)	$99,247
Corporate debt securities	6,029	—	(3)	6,026
Commercial paper	234,167	7	(64)	234,110
Total	$339,653	$7	$(277)	$339,383

The amortized cost and estimated fair value in the table above excludes $0.3 million and $0.2 million of accrued interest receivable as of June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of June 30, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$122,883	$—
U.S. agency bonds	18,414	4,990
Commercial paper	149,606	—
Total	$290,903	$4,990

	As of December 31, 2021
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$51,131	$48,116
Corporate debt securities	6,026	—
Commercial paper	234,110	—
Total	$291,267	$48,116

As of June 30, 2022, 38 out of 41 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. No allowance for credit losses has been recorded as of June 30, 2022 or December 31, 2021. Additionally, no realized gains or losses on sales of short-term investments were recorded for the three and six months ended June 30, 2022 or June 30, 2021.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of June 30, 2022, and December 31, 2021, all of the Company’s accounts receivable, if any, relate to a single customer. For the three and six months ended June 30, 2022 and June 30, 2021, all of the Company’s revenue related to a single customer.

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

Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred, and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s operating leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. The Company has elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for the Company's facilities leases. The Company has elected to recognize lease incentives, such as tenant improvement allowances, at the lease commencement date as a reduction to the ROU asset and lease liabilities balance until paid to it by the lessor to the extent that the lease provides a specified fixed or maximum level of reimbursement and the Company is reasonably certain to incur reimbursable costs at least equaling such amounts.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 197,515 shares, 589,054 shares, 252,335 shares and 447,465 shares from the weighted-average number of common shares outstanding for the three months ended June 30, 2022 and 2021 and six months ended June 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30,
	2022	2021
Common stock options	7,548,970	5,173,702
Unvested common stock	161,760	516,951
Employee stock purchase plan shares	5,936	1,235
Total potentially dilutive shares	7,716,666	5,691,888

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$2,152	$1,377
Computer equipment and software	27	27
Construction in progress	1,658	139
Total property and equipment	3,837	1,543
Less: accumulated depreciation	(320)	(131)
Property and equipment, net	$3,517	$1,412

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation (including related party amounts of $0 and $32, respectively)	$1,191	$1,171
Accrued research and development	2,505	2,130
Other accrued liabilities	347	478
	$4,043	$3,779

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

In October 2021, the Company entered into a lease agreement (the "Torrey Plaza Lease") to lease office and laboratory space in San Diego, California. The Company determined this facilities lease was an operating lease at the inception of the lease contract. According to accounting standards, the Torrey Plaza Lease commenced on April 1, 2022 and has a term of 130 months from the commencement date. The lease provides an option to extend the term of the lease for a period of 5 years beyond the initial term, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance.

As required under the terms of the Torrey Plaza Lease, in October 2021 the Company entered into a standby letter of credit, which is secured by a money market account in the amount of $0.8 million. The letter of credit is subject to draw down by the landlord upon certain events of breach or default by the Company. The letter of credit amount is subject to a 50% reduction subject to certain conditions on or following the date that is 54 months following the contractual lease commencement date.

Future minimum noncancelable operating lease payments (incentives) as of June 30, 2022 are as follows (in thousands):

2022 (remaining)	$89
2023	2,760
2024	3,403
2025	3,505
2026	3,611
Thereafter	24,421
Total minimum lease payments	37,789
Less: Imputed interest	(13,369)
Less: Lease incentives	(1,064)
Total operating lease liabilities	23,356
Less: Current portion of operating lease liabilities	(88)
Operating lease liabilities, net of current portion	$23,268

The Company’s operating leases had a weighted-average remaining lease term of 10.5 years as of June 30, 2022, and a weighted-average discount rate of 8% as of June 30, 2022. Operating lease expense included in the measurement of lease liabilities for three and six months ended June 30, 2022 was $0.9 million and $1.0 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for three and six months ended June 30, 2022 was immaterial. No operating lease expense was recorded during the three and six months ended June 30, 2021 as the Company had no operating leases that had commenced during that period.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Expense recognized by the Company under the 2017 Support Services Agreement and the 2021 Support Services Agreement for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$197	$423	$405	$909
General and administrative	22	99	64	203
Total	$219	$522	$469	$1,112

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

2021 Equity Incentive Plan

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2022, there were 6,407,967 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	5,654,663	$9.65	9.22	$62,954
Granted	2,039,340	$17.67
Exercised	(7,405)	$0.17
Forfeited or cancelled	(137,628)	$13.46
Balance at June 30, 2022	7,548,970	$11.76	8.96	$25,328
Vested and expected to vest at June 30, 2022	7,548,970	$11.76	8.96	$25,328
Exercisable at June 30, 2022	5,007,697	$7.45	8.68	$24,457

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2022 and 2021 was $12.65 and $6.45, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2022 and 2021 was $0.1 million and $1.0 million, respectively. As of June 30, 2022, total unrecognized stock-based compensation cost associated with option grants was $51.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under its Plans were as follows:

Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.5% – 3.6%	0.9% – 1.6%
Expected volatility	81% – 85%	83% – 87%
Expected term (in years)	5.3 – 6.1	5.5 – 10.0
Expected dividend yield	—	—

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the three and six months ended June 30, 2022, stock-based compensation expense related to the ESPP was $0.2 million and $0.3 million, respectively. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2021 was immaterial. As of June 30, 2022, total unrecognized stock-based compensation expense related to the ESPP was $0.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.9 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,023	$608	$3,683	$640
General and administrative	2,421	669	4,719	760
Total	$4,444	$1,277	$8,402	$1,400

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2021	379,825	$1,203
Early exercised shares	—	—
Vested shares	(218,065)	(711)
Balance at June 30, 2022	161,760	$492

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30,	December 31,
	2022	2021
Common stock options outstanding	7,548,970	5,654,663
Shares available for issuance under the Plans	3,808,475	3,629,039
Shares available for issuance under the ESPP	838,115	454,548
Total	12,195,560	9,738,250

6. Research Collaboration and Exclusive License Agreement

On December 15, 2020 (the “Effective Date”), the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck Sharp & Dohme Corp. (“Merck”) an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target”, together the “Collaboration Targets”) related to next generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, they have the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected one of the Collaboration Targets upon execution of the Merck Agreement and selected the Second Collaboration Target in May 2022. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million paid upon the selection of the Second Collaboration Target, (iii) research program funding (iv) development and regulatory milestones, (v) commercial milestones, and (vi) royalty payments. Under the Merck Agreement, the Company is eligible to receive up to an aggregate of $142.5 million per Collaboration Target in milestone payments ($285.0 million collectively for both Collaboration Targets), contingent on the achievement of certain regulatory and development milestones. Merck is also required to make milestone payments to the Company upon the successful completion of certain commercial milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets. The Merck Agreement provides that Merck is obligated to pay to the Company tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low teens percentage royalty rates on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a license to obtain a license to third-party intellectual property in order to commercialize the licensed products, or that are subject to compulsory licensing.

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

The Company concluded that Merck represented a customer and has accounted for the initial units of account in accordance with FASB’s Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). As it relates to Merck's option to select a Second Collaboration Target, the Company concluded that this option represented a customer option to purchase additional goods or services that is not a material right and, therefore, is accounted for as a separate contract and separate performance obligation upon exercise of the option during the three months ended June 30, 2022 to purchase the additional goods or services.

The Company identified its performance obligations under the Merck Agreement and each Collaboration Target as the grant to Merck of an exclusive license to certain of its intellectual property subject to certain conditions, its conduct of research services and the Company’s participation in a joint research committee. The Company determined that these performance obligations should be accounted for as one combined performance obligation for each Collaboration Target since they are not distinct. The Company also determined that the combined performance obligation for each Collaboration Target is transferred over the expected term of the conduct of the research services.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

In accordance with ASC 606, the Company determined that the transaction price under the Merck Agreement for the First Collaboration Target is $11.4 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding for the First Collaboration Target of $3.4 million. The transaction price for the Second Collaboration Target will include the non-refundable and non-creditable payment of $8.0 million received upon Merck’s selection, and the aggregate estimated reimbursable research program funding. No significant work was performed related to the Second Collaboration Target as of June 30, 2022.

The Company concluded that there was not a significant financing component under the Merck Agreement. With respect to the remaining variable consideration within the Merck Agreement, including milestone and royalty payments, the Company determined that as of June 30, 2022 these payments were probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2022 was $1.1 million for the First Collaboration Target.

Consideration received for each Collaboration Target is recorded as deferred revenue and recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations for each Collaboration Target. Revenue associated with the upfront payment and research program funding for each Collaboration Target is recognized based on actual total full-time equivalent employees (“FTEs”) utilized as a percentage of total FTEs expected to be utilized over the expected term of conduct of the research services performed for each respective Collaboration Target. The Company estimates the remaining term of these research services, over which revenue will be recognized, to be 0.8 years for the First Collaboration Target and 2.2 years for the Second Collaboration Target as of June 30, 2022.

The Company recognized $2.4 million, $0.5 million, $4.0 million, and $0.9 million of revenue under the Merck Agreement for the three months ended June 30, 2022 and 2021 and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, aggregate deferred revenue related to the Merck Agreement was $10.7 million, $5.4 million of which was classified as current. The Company did not have an accounts receivable balance outstanding as of June 30, 2022 and December 31, 2021, respectively. The remaining performance obligations under the Merck Agreement for each Collaboration Target relate to the Company’s conduct of research services and the Company’s participation in a joint research committee.

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

Overview

We are an innovative biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2). We recently submitted and received FDA clearance for an Investigational New Drug application (IND) for our PSMA-TRACTr (JANX007). We expect to submit an IND for our EGFR-TRACTr (JANX008) in the second half of 2022, and for our TROP2-TRACTr in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans. We selected a PD-L1xCD28 TRACIr development candidate in the fourth quarter of 2021. We expect to submit an IND for this product candidate in 2023.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO) and amounts received under a collaboration agreement with Merck Sharp & Dohme Corp. (Merck).

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $30.3 million and $8.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $77.7 million.

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

Our Research Collaboration with Merck

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates that are distinct from those in our internally developed pipeline (the Merck Agreement). Merck has the right to select up to two collaboration targets (each a Collaboration Target) related to next generation T cell engager immunotherapies for the treatment of cancer. Merck selected one of the Collaboration Targets upon execution of the agreement and selected the second Collaboration Target in May 2022. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck provides research funding under the collaboration.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $4.0 million and $0.9 million of revenue under the Merck Agreement for the six months ended June 30, 2022 and 2021, respectively.

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

Our direct research and development expenses include:

•
external research and development expenses incurred under agreements with CROs and consultants to conduct our preclinical and clinical studies;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$2,365	$482	$1,883
Operating expenses:
Research and development	14,086	4,737	9,349
General and administrative	5,540	1,997	3,543
Total operating expenses	19,626	6,734	12,892
Loss from operations	(17,261)	(6,252)	(11,009)
Other income:
Interest income	373	46	327
Total other income	373	46	327
Net loss	$(16,888)	$(6,206)	$(10,682)

Collaboration Revenue

Collaboration revenues were $2.4 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.9 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)

Direct costs:
JANX007	$1,257	$1,370	$(113)
Preclinical costs	7,141	1,759	5,382
Total direct costs	8,398	3,129	5,269
Indirect costs	5,688	1,608	4,080
Total research and development expenses	$14,086	$4,737	$9,349

An investigational new drug application for JANX007 was cleared by the FDA in the second quarter of 2022. As a result, we have separated direct costs for the development of JANX007 from preclinical programs for the period ended June 30, 2022 and, for comparability purposes, the period ended June 30, 2021. This change in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $14.1 million and $4.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $9.4 million was primarily due to increases in direct costs related to our preclinical programs of $5.4 million, personnel costs of $1.7 million, stock-based compensation expense of $1.4 million, and facilities and related costs of $0.9 million, as operations grew in support of program advances, including commencement of the Torrey Plaza lease.

General and Administrative Expense

General and administrative expenses were $5.5 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $3.5 million was primarily due to increases in stock-based compensation of $1.8 million, personnel and facilities related costs of $0.7 million, and other general and administrative expenses of $1.0 million, as we now operate as a public company.

Other Income

Other income of $0.4 million for the three months ended June 30, 2022 consisted of interest income on our cash and cash equivalents and short-term investments. Other income for the three months ended June 30, 2021 was immaterial.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$3,954	$862	$3,092
Operating expenses:
Research and development	24,270	6,662	17,608
General and administrative	10,487	2,736	7,751
Total operating expenses	34,757	9,398	25,359
Loss from operations	(30,803)	(8,536)	(22,267)
Other income:
Interest income	505	46	459
Total other income	505	46	459
Net loss	$(30,298)	$(8,490)	$(21,808)

Collaboration Revenue

Collaboration revenues were $4.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $3.1 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)

Direct costs:
JANX007	$2,389	$1,952	$437
Preclinical costs	12,093	2,546	9,547
Total direct costs	14,482	4,498	9,984
Indirect costs	9,788	2,164	7,624
Total research and development expenses	$24,270	$6,662	$17,608

An investigational new drug application for JANX007 was cleared by the FDA in the second quarter of 2022. As a result, we have separated direct costs for the development of JANX007 from preclinical programs for the period ended June 30, 2022 and, for comparability purposes, the period ended June 30, 2021. This change in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $24.3 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $17.6 million was primarily due to increases in direct costs related to the development of JANX007 of $0.4 million, direct costs related to the development of our preclinical programs of $9.5 million, personnel costs of $3.4 million, stock-based compensation expense of $3.0 million, and facilities and other costs of $1.3 million, as operations grew in support of program advances, including commencement of the Torrey Plaza lease.

General and Administrative Expense

General and administrative expenses were $10.5 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $7.8 million was primarily due to increases in stock-based compensation of $4.0 million, personnel and facilities related costs of $1.5 million, and other general and administrative expenses of $2.3 million, as we now operate as a public company.

Other Income

Other income of $0.5 million for the six months ended June 30, 2022 consisted of interest income on our cash and cash equivalents and short-term investments. Other income for the six months ended June 30, 2021 was immaterial.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $355.1 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,595)	$(641)
Investing activities	40,107	(142,750)
Financing activities	309	387,203
Net increase in cash, cash equivalents and restricted cash	$22,821	$243,812

Operating Activities

Net cash used in operating activities of $17.6 million for the six months ended June 30, 2022 was primarily due to our net loss of $30.3 million, adjusted for $8.4 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $4.3 million. Net cash used in operating activities of $0.6 million for the six months ended June 30, 2021 was primarily due to our net loss of $8.5 million, adjusted for $1.4 million of noncash charges and a change in operating assets and liabilities of $6.5 million.

Investing Activities

Net cash provided by investing activities of $40.1 million for the six months ended June 30, 2022 was primarily due to $42.0 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.9 million. Net cash used in investing activities of $142.7 million for the six months ended June 30, 2021 was primarily due to our purchase of short-term investments of $142.5 million and our purchase of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities of $0.3 million for the six months ended June 30, 2022 was primarily due to proceeds from shares issued under our employee stock purchase plan. Net cash provided by financing activities of $387.2 million for the six months ended June 30, 2021 was primarily due to $205.0 million of net proceeds from our IPO, $180.5 million of net proceeds from our preferred stock sales and $1.7 million of proceeds from stock option exercises.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the planned clinical trial for JANX007 and the IND-enabling studies and planned future clinical trials for JANX008, TROP2-TRACTr and TRACIr costimulatory bispecific;
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

In October 2021, we entered into a noncancelable agreement to lease office and laboratory space in San Diego, California (Torrey Plaza Lease) with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease commenced in July 2022. See the section within Item 1 of Part I, “Notes to Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

We enter into contracts in the normal course of business with various third parties for preclinical and clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 18, 2022. There have not been any material changes to the critical accounting policies discussed therein during the three months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are early in our development efforts and all of our product candidates and research programs other than JANX007 are in the preclinical development or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.
•
Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
•
Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.
•
We may rely on third parties to conduct, supervise, and monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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
•
The COVID-19 pandemic and other epidemic diseases could adversely impact our business, including our ongoing and planned clinical trials, supply chain and business development activities.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
•
Our actual or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and security could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2022 and 2021, our net losses were $30.3 million and $8.5 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of June 30, 2022, we had $354.3 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trial for JANX007 and the IND-enabling studies and planned future clinical trials for JANX008, TROP2-TRACTr and T4RACIr costimulatory bispecific;
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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs other than JANX007 are in the preclinical development or discovery stage. We have no history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Other than JANX007 our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates could be successfully commercialized.

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

Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANUX007 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.*

Preclinical and clinical development is expensive and can take many years to complete, and their outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process including due to factors outside of our control. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in conducting our current clinical trials and initiating our future clinical trials for our product candidates and we cannot be certain that the trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure related to:

•
the FDA, the EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials, or the sufficiency of preclinical data to initiate clinical trials;
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

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.*

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. As we have not tested any of our product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of our preclinical studies may not translate into humans and many not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our ongoing and planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

If we experience delays in or difficulties enrolling our ongoing and planned clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.*

We may not be able to initiate or continue our ongoing and planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA, or comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

In addition, our ongoing and planned clinical trials may compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Further, because our ongoing and planned clinical trials are in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

As we continue developing our product candidates and initiate any future clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our ongoing or planned clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely, such as imposition of a clinical hold by the FDA or comparable actions of foreign regulatory authorities and institutional review boards and ethics committees. The class of TCEs has been associated with overactivation of the immune system leading to cytokine release syndrome (CRS) and on-target healthy tissue toxicities, and while we have designed our TRACTr and TRACIr platform technologies and product candidates to mitigate these safety risks, until such time as we complete large-scale human trials there can be no assurances that our product candidates will not experience similar effects.

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

Interim, topline and preliminary data from our preclinical studies or clinical trials may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies or clinical trials, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are positive, such data may not be sufficient to support approval by the FDA, the European Commission or other comparable foreign regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the European Commission or other comparable foreign regulatory authorities denying approval of a product candidate for any or all indications. The FDA, the EMA or other comparable foreign regulatory authorities, may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program such as the number of subjects in our future clinical trials from the United States or abroad.

The FDA, the European Commission or other comparable foreign regulatory authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA, the EMA or comparable foreign regulatory authorities' disagreement with the design or implementation of our ongoing or planned clinical trials;
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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We may rely on third parties to conduct, supervise, and monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.*

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, clinical trials and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the European Economic Area, or EEA, countries, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing authorization applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We plan to contract with third parties for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We plan to rely on third parties for the manufacture of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Changes in methods of product candidate manufacturing may result in additional costs or delays.*

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize yield, manufacturing batch size, change drug product dosage form, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

Risks Related to Our Collaborations and Other Strategic Agreements

Our existing collaboration with Merck is important to our business. If Merck ceases development efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.*

We have entered into collaboration with Merck to develop certain specified product candidates. All of our revenue to date has been derived from our existing collaboration agreement with Merck, and a significant portion of our near-term future revenue is expected to be derived from this agreement or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreement will be substantially less than expected.

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

Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Industry and Business Operations

The COVID-19 pandemic and other epidemic diseases could adversely impact our business, including our ongoing and planned clinical trials, supply chain and business development activities.*

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, or if new epidemic diseases arise in the future, we may experience disruptions that could severely impact our business and clinical trials, including:

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
•
delays in clinical sites receiving the supplies and materials needed to conduct our ongoing and planned clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•
changes in local regulations as part of a response to the COVID-19 pandemic or other epidemic diseases which may require us to change the ways in which our ongoing and planned clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the COVID-19 pandemic or other epidemic diseases adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2022, we had 49 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless Congress takes additional action. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights with respect to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Further, it is anticipated that the California Privacy Rights Act (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws. For example, Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal, and local levels in recent years, which could further complicate compliance efforts.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. Similarly, consumer associations may bring proceedings to defend collective interests of data subjects under the EU GDPR, independently of the absence of a mandate to that effect.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, in the United Kingdom or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR and the UK GDPR generally restrict the transfer of personal data to countries outside of the European Economic Area (“EEA”) and the United Kingdom respectively, that the European Commission or the United Kingdom Government (as applicable) do not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”), that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. The United Kingdom has also adopted the international data transfer agreement (IDTA), the international data transfer addendum to the European Commission’s SCCs (Addendum) and a document setting out transitional provisions, which came into force on March 21, 2022. The IDTA and Addendum replaced the SCCs as a transfer tool to comply with Article 46 of the UK GDPR when making restricted transfers from the United Kingdom. Additionally, the SCCs the IDTA or the Addendum impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. The SCCs, the IDTA or the Addendum may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. In addition, Switzerland similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside the EEA and the United Kingdom (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.*

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We are currently aware of a third-party European patent that may cover our products. However, we do not plan to launch any product in Europe before the expiration of such patent. Third parties may assert infringement claims against us based on existing or future intellectual property rights. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

Prior to our IPO in June 2021, there had been no public market for our common stock. The trading market for our common stock on the Nasdaq Global Market has been limited and an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you, or at all.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2022, we had 41,663,029 outstanding shares of common stock.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the closing of our IPO), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date upon which we are deemed to be a “large accelerated filer”, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-256297), as amended, filed in connection with our IPO. At the closing of the offering on June 15, 2021, we issued and sold 13,110,000 shares of our common stock at the IPO price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $222.9 million, before deducting underwriting discounts and commissions of approximately $15.6 million and offering costs of approximately $3.1 million. BofA Securities, Inc., Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering. H.C. Wainwright & Co., LLC acted as lead manager for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of June 30, 2022, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in U.S. Treasury securities, high-quality marketable corporate debt securities and commercial paper with contractual maturity dates of less than two years until needed to fund our operations. We may further invest these funds in other high-quality marketable security types subject to certain restrictions within our investment policy.

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

JANUX THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)