Form 10-Q
period 2022-09-30
Janux Therapeutics, Inc.
filed 2022-11-10
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 41,663,029 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$64,752	$35,582
Accounts receivable	500	—
Short-term investments	274,008	339,383
Prepaid expenses and other current assets	5,070	2,054
Total current assets	344,330	377,019
Restricted cash	816	816
Property and equipment, net	6,514	1,412
Operating lease right-of-use assets	22,663	185
Other long-term assets	1,433	392
Total assets	$375,756	$379,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,866	$2,458
Accrued liabilities	7,240	3,779
Current portion of deferred revenue	5,906	5,163
Unvested stock liabilities	323	1,203
Current portion of operating lease liabilities	—	194
Total current liabilities	16,335	12,797
Deferred revenue, net of current portion	3,816	700
Operating lease liabilities, net of current portion	24,092	—
Total liabilities	44,243	13,497

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at September 30, 2022 and December 31, 2021, respectively; issued shares – 41,663,029 and 41,622,962 at September 30, 2022 and December 31, 2021, respectively; outstanding shares – 41,550,704 and 41,243,137 at September 30, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	428,153	413,967
Accumulated other comprehensive loss	(2,277)	(270)
Accumulated deficit	(94,405)	(47,411)
Total stockholders’ equity	331,513	366,327
Total liabilities and stockholders’ equity	$375,756	$379,824

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$1,813	$1,159	$5,767	$2,021
Operating expenses:
Research and development (includes related party amounts of $134, $416, $539 and $1,325, respectively)	13,737	8,406	38,007	15,068
General and administrative (includes related party amounts of $21, $62, $85 and $265, respectively)	6,098	3,656	16,585	6,392
Total operating expenses	19,835	12,062	54,592	21,460
Loss from operations	(18,022)	(10,903)	(48,825)	(19,439)
Other income:
Interest income	1,326	137	1,831	183
Total other income	1,326	137	1,831	183
Net loss	$(16,696)	$(10,766)	$(46,994)	$(19,256)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(370)	7	(2,007)	24
Comprehensive loss	$(17,066)	$(10,759)	$(49,001)	$(19,232)
Net loss per common share, basic and diluted	$(0.40)	$(0.26)	$(1.13)	$(1.10)
Weighted-average shares of common stock outstanding, basic and diluted	41,526,524	41,134,102	41,431,023	17,572,807

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and 2021

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2021	41,243,137	41	413,967	(270)	(47,411)	366,327
Exercise of common stock options	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	32,662	—	307	—	—	307
Vesting of restricted shares	267,500	1	880	—	—	881
Stock-based compensation	—	—	12,998	—	—	12,998
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	(2,007)	—	(2,007)
Net loss	—	—	—	—	(46,994)	(46,994)
Balance at September 30, 2022	41,550,704	42	428,153	(2,277)	(94,405)	331,513

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2020	6,838,829	$21,624	1,046,599	$1	$100	$—	$(14,739)	$(14,638)
Issuance of Series A convertible preferred stock, net of $278 of issuance costs	5,894,740	55,722	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $175 of issuance costs	8,038,073	124,825	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(20,771,642)	(202,171)	26,608,460	27	202,144	—	—	202,171
Initial public offering, net of $18,733 of issuance costs	—	—	13,110,000	13	204,124	—	—	204,137
Exercise of common stock options	—	—	113,418	—	20	—	—	20
Vesting of restricted shares	—	—	293,486	—	326	—	—	326
Stock-based compensation	—	—	—	—	3,966	—	—	3,966
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(19,256)	(19,256)
Balance at September 30, 2021	—	$—	41,171,963	$41	$410,680	$24	$(33,995)	$376,750

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2022 and 2021

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2022	41,501,269	42	423,388	(1,907)	(77,709)	343,814
Vesting of restricted shares	49,435	—	169	—	—	169
Stock-based compensation	—	—	4,596	—	—	4,596
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	(16,696)	(16,696)
Balance at September 30, 2022	41,550,704	42	428,153	(2,277)	(94,405)	331,513

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2021	—	$—	41,094,559	$41	$407,966	$17	$(23,229)	$384,795
Vesting of restricted shares	—	—	77,404	—	148	—	—	148
Stock-based compensation	—	—	—	—	2,566	—	—	2,566
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(10,766)	(10,766)
Balance at September 30, 2021	—	$—	41,171,963	$41	$410,680	$24	$(33,995)	$376,750

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(46,994)	$(19,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	438	49
Loss on disposal of assets	—	3
Stock-based compensation	12,998	3,966
Amortization (accretion) of premiums/discounts on investments, net	(891)	(114)
Changes in operating assets and liabilities:
Accounts receivable	(500)	8,000
Prepaid expenses and other current assets (includes related party amounts of $0 and $(36), respectively)	(3,288)	(1,832)
Other long-term assets	(957)	(140)
Accounts payable (includes related party amounts of $(36) and $0, respectively)	(517)	2,621
Accrued expenses (includes related party amounts of $(16) and $(544), respectively)	3,151	1,107
Deferred revenue	3,859	(896)
Operating lease right-of-use assets and liabilities, net	1,692	(3)
Net cash used in operating activities	(31,009)	(6,495)
Cash flows from investing activities
Purchases of property and equipment	(4,389)	(309)
Purchases of short-term investments	(208,341)	(370,125)
Maturities of short-term investments	272,600	22,145
Net cash provided by (used in) investing activities	59,870	(348,289)
Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	55,722
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	124,825
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	309	1,646
Proceeds from initial public offering, net of issuance costs	—	204,167
Net cash provided by financing activities	309	386,360
Net increase in cash, cash equivalents and restricted cash	29,170	31,576
Cash, cash equivalents and restricted cash – beginning of year	36,398	7,813
Cash, cash equivalents and restricted cash – end of period	$65,568	$39,389

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock in connection with initial public offering	$—	$202,171
Unpaid property and equipment	$1,189	$853
Vesting of restricted common stock	$880	$326
Unpaid equity issuance costs	$—	$30
Unrealized gain (loss) on available-for-sale securities, net	$(2,007)	$24
Operating lease liabilities arising from right-of-use assets	$23,078	$256

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

Liquidity and Capital Resources

From its inception through September 30, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and clinical and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $94.4 million as of September 30, 2022. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. The COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global capital markets. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to the Company in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Assets:
Cash equivalents:
Money market funds	$36,916	$36,916	$—	$—
Total cash equivalents	36,916	36,916	—	—
Short-term investments:
U.S. Treasury securities	101,756	101,756	—	—
U.S. agency bonds	37,122	—	37,122	—
Commercial paper	135,130	—	135,130	—
Total short-term investments	274,008	101,756	172,252	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$311,740	$139,488	$172,252	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,020	$15,020	$—	$—
Commercial paper	9,998	—	9,998	—
Total cash equivalents	25,018	15,020	9,998	—
Short-term investments:
U.S. Treasury securities	99,247	99,247	—	—
Corporate debt securities	6,026	—	6,026	—
Commercial paper	234,110	—	234,110	—
Total short-term investments	339,383	99,247	240,136	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$365,217	$115,083	$250,134	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$64,752	$35,582
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$65,568	$36,398

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The following tables summarize short-term investments (in thousands):

	As of September 30, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$103,080	$—	$(1,324)	$101,756
U.S. agency bonds	37,497	—	(375)	37,122
Commercial paper	135,708	—	(578)	135,130
Total	$276,285	$—	$(2,277)	$274,008

	As of December 31, 2021
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$99,457	$—	$(210)	$99,247
Corporate debt securities	6,029	—	(3)	6,026
Commercial paper	234,167	7	(64)	234,110
Total	$339,653	$7	$(277)	$339,383

The amortized cost and estimated fair value in the table above excludes $0.3 million and $0.2 million of accrued interest receivable as of September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of September 30, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$101,756	$—
U.S. agency bonds	33,132	3,990
Commercial paper	135,130	—
Total	$270,018	$3,990

	As of December 31, 2021
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$51,131	$48,116
Corporate debt securities	6,026	—
Commercial paper	234,110	—
Total	$291,267	$48,116

As of September 30, 2022, 39 out of 41 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors. No allowance for credit losses has been recorded as of September 30, 2022 or December 31, 2021. Additionally, no realized gains or losses on sales of short-term investments were recorded for the three and nine months ended September 30, 2022 or September 30, 2021.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$94,292	$(1,287)	$7,464	$(37)	$101,756	$(1,324)
U.S. agency bonds	37,122	(375)	—	—	37,122	(375)
Commercial paper	135,130	(578)	—	—	135,130	(578)
Total	$266,544	$(2,240)	$7,464	$(37)	$274,008	$(2,277)

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at December 31, 2021.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of September 30, 2022, and December 31, 2021, all of the Company’s accounts receivable, if any, relate to a single customer. For the three and nine months ended September 30, 2022 and September 30, 2021, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 136,505 shares, 477,408 shares, 213,301 shares and 457,556 shares from the weighted-average number of common shares outstanding for the three months ended September 30, 2022 and 2021 and nine months ended September 30, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2022	2021
Common stock options	7,591,570	5,547,447
Unvested common stock	112,325	439,547
Employee stock purchase plan shares	12,965	8,324
Total potentially dilutive shares	7,716,860	5,995,318

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$5,900	$1,377
Furniture and fixtures	742	—
Computer equipment and software	281	27
Construction in progress	158	139
Total property and equipment	7,081	1,543
Less: accumulated depreciation	(567)	(131)
Property and equipment, net	$6,514	$1,412

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation (including related party amounts of $16 and $32, respectively)	$1,894	$1,171
Accrued research and development	4,737	2,130
Other accrued liabilities	609	478
	$7,240	$3,779

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Future minimum noncancelable operating lease payments (incentives) as of September 30, 2022 are as follows (in thousands):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

2022 (remaining)	$18
2023	2,760
2024	3,403
2025	3,505
2026	3,611
Thereafter	24,421
Total minimum lease payments	37,718
Less: Imputed interest	(12,890)
Less: Lease incentives	(736)
Total operating lease liabilities	24,092
Less: Current portion of operating lease liabilities	—
Operating lease liabilities, net of current portion	$24,092

The Company’s operating leases had a weighted-average remaining lease term of 10.3 years as of September 30, 2022, and a weighted-average discount rate of 8% as of September 30, 2022. Operating lease expense included in the measurement of lease liabilities for three and nine months ended September 30, 2022 was $0.9 million and $1.9 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for three and nine months ended September 30, 2022 was immaterial. Operating lease expense included in the measurement of lease liabilities and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 were immaterial.

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

Expense recognized by the Company under the 2017 Support Services Agreement and the 2021 Support Services Agreement for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$134	$416	$539	$1,325
General and administrative	21	62	85	265
Total	$155	$478	$624	$1,590

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2022, there were 6,407,967 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	5,654,663	$9.65	9.22	$62,954
Granted	2,115,965	$17.48
Exercised	(7,405)	$0.17
Forfeited or cancelled	(171,653)	$14.77
Balance at September 30, 2022	7,591,570	$11.73	8.72	$32,451
Vested and expected to vest at September 30, 2022	7,591,570	$11.73	8.72	$32,451
Exercisable at September 30, 2022	5,143,113	$7.99	8.44	$31,110

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2022 and 2021 was $12.52 and $7.83, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2022 and 2021 was $0.1 million and $1.0 million, respectively. As of September 30, 2022, total unrecognized stock-based compensation cost associated with option grants was $47.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under its Plans were as follows:

Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.5% – 3.7%	0.8% – 1.6%
Expected volatility	81% – 85%	83% – 87%
Expected term (in years)	5.3 – 6.1	5.5 – 10.0
Expected dividend yield	—	—

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the three and nine months ended September 30, 2022, stock-based compensation expense related to the ESPP was $0.2 million and $0.4 million, respectively. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021 was immaterial. As of September 30, 2022, total unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,019	$1,124	$5,702	$1,764
General and administrative	2,577	1,442	7,296	2,202
Total	$4,596	$2,566	$12,998	$3,966

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2021	379,825	$1,203
Early exercised shares	—	—
Vested shares	(267,500)	(880)
Balance at September 30, 2022	112,325	$323

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30,	December 31,
	2022	2021
Common stock options outstanding	7,591,570	5,654,663
Shares available for issuance under the Plans	3,765,875	3,629,039
Shares available for issuance under the ESPP	838,115	454,548
Total	12,195,560	9,738,250

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The Company concluded that Merck represented a customer and has accounted for the initial units of account in accordance with FASB’s Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). As it relates to Merck's option to select a Second Collaboration Target, which was exercised during the nine months ended September 30, 2022, the Company concluded that this option represented a customer option to purchase additional goods or services that is not a material right and, therefore, is accounted for as a separate contract and separate performance obligation to purchase the additional goods or services.

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

In accordance with ASC 606, the Company determined that the transaction price under the Merck Agreement for the First Collaboration Target is $11.4 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding for the First Collaboration Target of $3.4 million. The transaction price for the Second Collaboration Target includes the upfront, non-refundable and non-creditable payment of $8.0 million received upon Merck’s selection, and the aggregate estimated reimbursable research program funding for the Second Collaboration Target. No significant work was performed related to the Second Collaboration Target through September 30, 2022.

The Company concluded that there was not a significant financing component under the Merck Agreement. With respect to the remaining variable consideration within the Merck Agreement, including milestone and royalty payments, the Company determined that as of September 30, 2022 these payments were probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2022 was $2.4 million for the First Collaboration Target.

Consideration received for each Collaboration Target is recorded as deferred revenue and recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations for each Collaboration Target. Revenue associated with the upfront payment and research program funding for each Collaboration Target is recognized based on actual total full-time equivalent employees (“FTEs”) utilized as a percentage of total FTEs expected to be utilized over the expected term of conduct of the research services performed for each respective

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Collaboration Target. The Company estimates the remaining term of these research services, over which revenue will be recognized, to be 0.5 years for the First Collaboration Target and 1.9 years for the Second Collaboration Target as of September 30, 2022.

The Company recognized $1.8 million, $1.2 million, $5.8 million, and $2.0 million of revenue under the Merck Agreement for the three months ended September 30, 2022 and 2021 and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, aggregate deferred revenue related to the Merck Agreement was $9.7 million, $5.9 million of which was classified as current. The Company had $0.5 million and $0 of accounts receivable outstanding as of September 30, 2022 and December 31, 2021, respectively. The remaining performance obligations under the Merck Agreement for each Collaboration Target relate to the Company’s conduct of research services and the Company’s participation in a joint research committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and related notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 18, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2). In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in a first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023. We expect to submit an IND for our EGFR-TRACTr (JANX008) in the second half of 2022, and to select a development candidate for our TROP2-TRACTr in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans. We selected a PD-L1xCD28 TRACIr development candidate in the fourth quarter of 2021 and we expect to submit an IND for this product candidate in 2023.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $47.0 million and $19.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $94.4 million.

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

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the impact of COVID-19 on our CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual. We will continue to actively monitor the evolving situation related to COVID-19 and may take actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. We have considered potential impacts arising from the COVID-19 pandemic and have not experienced any material disruption to our operations to date.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $5.8 million and $2.0 million of revenue under the Merck Agreement for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$1,813	$1,159	$654
Operating expenses:
Research and development	13,737	8,406	5,331
General and administrative	6,098	3,656	2,442
Total operating expenses	19,835	12,062	7,773
Loss from operations	(18,022)	(10,903)	(7,119)
Other income:
Interest income	1,326	137	1,189
Total other income	1,326	137	1,189
Net loss	$(16,696)	$(10,766)	$(5,930)

Collaboration Revenue

Collaboration revenues were $1.8 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.6 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)

Direct costs:
JANX007	$1,351	$2,399	$(1,048)
Preclinical stage programs and other direct unallocated costs	6,138	3,359	2,779
Total direct costs	7,489	5,758	1,731
Indirect costs	6,248	2,648	3,600
Total research and development expenses	$13,737	$8,406	$5,331

An IND application for JANX007 was cleared by the U.S. Food and Drug Administration (FDA) in the second quarter of 2022. As a result, we have separated direct costs for the development of JANX007 from preclinical programs for the period ended September 30, 2022 and, for comparability purposes, the period ended September 30, 2021. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. This change in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $13.7 million and $8.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $5.3 million was primarily due to increases in preclinical stage programs and other unallocated direct costs of $2.7 million and indirect costs of $3.6 million. The increase in indirect costs was primarily due to personnel costs of $1.5 million, facilities and related costs of $1.2 million as operations grew in support of program advances, including commencement of the office and laboratory space lease in San Diego, California (Torrey Plaza Lease), stock-based compensation expense of $0.9 million, and offset by decreases in direct costs related to JANX007 of $1.0 million.

General and Administrative Expense

General and administrative expenses were $6.1 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.4 million was primarily due to increases in stock-based compensation of $1.1 million, personnel and facilities related costs of $0.6 million, and other general and administrative expenses of $0.7 million.

Other Income

Other income of $1.3 million for the three months ended September 30, 2022 consisted of interest income on our cash and cash equivalents and short-term investments. Other income for the three months ended September 30, 2021 was immaterial.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$5,767	$2,021	$3,746
Operating expenses:
Research and development	38,007	15,068	22,939
General and administrative	16,585	6,392	10,193
Total operating expenses	54,592	21,460	33,132
Loss from operations	(48,825)	(19,439)	(29,386)
Other income:
Interest income	1,831	183	1,648
Total other income	1,831	183	1,648
Net loss	$(46,994)	$(19,256)	$(27,738)

Collaboration Revenue

Collaboration revenues were $5.8 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $3.8 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)

Direct costs:
JANX007	$3,739	$4,351	$(612)
Preclinical stage programs and other direct unallocated costs	18,185	5,864	12,321
Total direct costs	21,924	10,215	11,709
Indirect costs	16,083	4,853	11,230
Total research and development expenses	$38,007	$15,068	$22,939

An IND application for JANX007 was cleared by the FDA in the second quarter of 2022. As a result, we have separated direct costs for the development of JANX007 from preclinical programs for the period ended September 30, 2022 and, for comparability purposes, the period ended September 30, 2021. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. This change in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $38.0 million and $15.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $22.9 million was primarily due to increases in preclinical stage programs and other unallocated direct costs of $12.3 million and indirect costs of $11.2 million. The increase in indirect costs was primarily due to personnel costs of $4.9 million, stock-based compensation expense of $3.9 million, and facilities and related costs of $2.4 million as operations grew in support of program advances, including commencement of the Torrey Plaza Lease, and offset by decreases in direct costs related to JANX007 of $0.6 million.

General and Administrative Expense

General and administrative expenses were $16.6 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $10.2 million was primarily due to increases in stock-based compensation of $5.1 million, personnel and facilities related costs of $2.0 million, and other general and administrative expenses of $3.1 million.

Other Income

Other income of $1.8 million for the nine months ended September 30, 2022 consisted of interest income on our cash and cash equivalents and short-term investments. Other income for the nine months ended September 30, 2021 was immaterial.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $339.6 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,009)	$(6,495)
Investing activities	59,870	(348,289)
Financing activities	309	386,360
Net increase in cash, cash equivalents and restricted cash	$29,170	$31,576

Operating Activities

Net cash used in operating activities of $31.0 million for the nine months ended September 30, 2022 was primarily due to our net loss of $47.0 million, adjusted for $13.0 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $3.0 million. Net cash used in operating activities of $6.5 million for the nine months ended September 30, 2021 was primarily due to our net loss of $19.3 million, adjusted for $4.0 million of stock-based compensation expense and a change in operating assets and liabilities of $8.8 million.

Investing Activities

Net cash provided by investing activities of $59.9 million for the nine months ended September 30, 2022 was primarily due to $64.3 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $4.4 million. Net cash used in investing activities was $348.3 million for the nine months ended September 30, 2021 due to our purchase of short-term investments, net of maturities of $348.0 million and our purchase of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2022 was primarily due to proceeds from shares issued under our 2021 Employee Stock Purchase Plan. Net cash provided by financing activities of $386.4 million for the nine months ended September 30, 2021 primarily consisted of $204.2 million of net proceeds from our IPO, $180.5 million of net proceeds from our preferred stock sales and $1.7 million of proceeds from stock option exercises.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic or other epidemics; and
•
the costs of operating as a public company.

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

Contractual Obligations

Material Cash Commitments and Requirements

In April 2021, we entered into a cell line license agreement (Cell Line License Agreement) with WuXi Biologics (Hong Kong) Limited (WuXi Biologics). According to the terms of the Cell Line License Agreement, if we do not engage WuXi Biologics or its affiliates to manufacture the therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (WuXi Biologics Licensed Products) for our commercial supplies, we are required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. We have the right (but not the obligation) to buy out our remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million (Buyout Option). The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as we have not exercised the Buyout Option. See the section within

Item 1 of Part I, “Notes to Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

In October 2021, we entered into the Torrey Plaza Lease, a noncancelable agreement to lease office and laboratory space in San Diego, California with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease commenced in July 2022. See the section within Item 1 of Part I, “Notes to Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 18, 2022. There have not been any material changes to the critical accounting policies discussed therein during the three months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Acting Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2022 and 2021, our net losses were $47.0 million and $19.3 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of September 30, 2022, we had $338.8 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic or otherwise; and
•
the costs of operating as a public company.

Because we do not expect to generate revenue from product sales for many years, if at all, we will need to obtain substantial additional funding in connection with our continuing operations and expected increases in expenses. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to us in the future. On August 9, 2022, we entered into an Open Market Sale AgreementSM (Sale Agreement), with Jefferies LLC (Jefferies), to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100.0 million through which Jefferies would act as sales agent. There can be no assurance that we will meet the requirements to be able to sell shares of our common stock pursuant to the Sale Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing authorization application for our product candidates, the FDA, the European Commission, or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS, and in the case of comparable foreign regulatory authorities equivalent actions, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, European Commission, or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

We contract with third parties for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, including in some EU Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In the EU, this Health Technology Assessment (HTA) process is currently governed by the national laws of the individual EU Member States. Moreover, EU Member States may choose to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit. In December 2021, the European Institutions adopted the HTA regulation which, when it enters into application in 2025, is intended to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Relevant regulatory exclusivities may not be granted or, if granted, may be limited.*

The EU provides opportunities for data and market exclusivity related to Marketing Authorizations (MAs). Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess an application for authorization of a generic product or of a biosimilar for eight years from the date of authorization of the innovative product, after which an application for authorization of a generic or biosimilar may be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful applicant for authorization of a generic or biosimilar from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2022, we had 56 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology treatments, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca/MedImmune, Bristol-Myers Squibb, Johnson & Johnson, Merck, Novartis, Pfizer and Roche/Genentech. Other companies using PSMA-targeting therapeutics for the treatment of cancer include Amgen, Aptevo, Calibr/Abbvie Crescendo Biologics, Harpoon Therapeutics, Lava Therapeutics, Poseida Therapeutics, Regeneron Pharmaceuticals, Sorrento Therapeutics, TeneoBio, Tmunity Therapeutic, Novartis and Bayer. We also face competition from biologic prodrug developers such as Akrevia Therapeutics, Sanofi, Bayer, BioAtla, Chugai Pharmaceutical, CytomX Therapeutics, Genentech, Harpoon Therapeutics, Maverick/Takeda, Nektar Therapeutics, Pandion Therapeutics, Revitope Oncology, Roche Holding and Seagen.

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

The COVID-19 pandemic and other epidemic diseases could adversely impact our business, including our ongoing and planned clinical trials, supply chain and business development activities.*

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools experienced suspensions as part of quarantines and other measures intended to contain this pandemic. As COVID-19 continues to persist around the globe, or if new epidemic diseases arise in the future, we may experience disruptions that could severely impact our business and clinical trials, including:

•
interruption or delays in our operations, which may impact our ability to conduct and produce preclinical results required for submission of an IND in the United States or equivalent marketing authorization applications in foreign jurisdictions;
•
delays in receiving approval from regulatory authorities to initiate our planned clinical trials;
•
delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
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

COVID-19 and actions taken to reduce its spread continue to evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the COVID-19 pandemic or other epidemic diseases adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is also unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless Congress takes additional action. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

In the European Union, many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021 the European Union Parliament adopted the HTA regulation which, when it enters into application in 2025, will be intended to harmonize the clinical benefit assessment of HTA across the European Union. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.*

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which European Union rules continued to apply. The UK and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. As part of the TCA, the European Union and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept European Union batch testing and batch release for a period of at least 2 years until January 1, 2023. The UK’s acceptance of batch testing conducted in EEA countries will be reviewed before 31 December 2022. A two-year notice period will be given in case any changes are made to existing arrangements. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

Since a significant proportion of the regulatory framework in the UK applicable to medicinal products is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the European Union, now that UK legislation has the potential to diverge from European Union legislation. All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

Our actual or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and security could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (CCPA) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights with respect to their personal data. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA), which becomes operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws. For example, Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK

GDPR), impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. Similarly, consumer associations may bring proceedings to defend collective interests of data subjects under the EU GDPR, independently of the absence of a mandate to that effect.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, in the United Kingdom or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR and the UK GDPR generally restrict the transfer of personal data to countries outside of the European Economic Area (EEA) and the United Kingdom respectively, that the European Commission or the United Kingdom Government (as applicable) do not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (SCCs), that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. The United Kingdom has also adopted the international data transfer agreement (IDTA), the international data transfer addendum to the European Commission’s SCCs (Addendum) and a document setting out transitional provisions, which came into force on March 21, 2022. The IDTA and Addendum replaced the SCCs as a transfer tool to comply with Article 46 of the UK GDPR when making restricted transfers from the United Kingdom. Additionally, the SCCs the IDTA or the Addendum impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. The SCCs, the IDTA or the Addendum may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. In addition, Switzerland similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside the EEA and the United Kingdom (e.g., China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If there is no lawful manner for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions as significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against processing or transferring personal data from the EEA and the United Kingdom or other foreign jurisdictions necessary to operate our business. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in the EEA and elsewhere or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

If we or our partners fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, or if we experience a data breach involving personal data, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including private lawsuits and class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through imposition of significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review (PGR) proceedings, oppositions, derivations, reexaminations, or inter partes review proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries.

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

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.*

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our preclinical studies, initiate and continue clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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
•
the ongoing and future impact of the COVID-19 pandemic; and
•
any other factors discussed in this Quarterly Report.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2022, we had 41,663,029 outstanding shares of common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of our product candidates’ development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may process confidential and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such sensitive information. We also have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, while in transit and in public locations, utilizing network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the closing of our IPO), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date upon which we are deemed to be a “large accelerated filer”, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of September 30, 2022, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in U.S. Treasury securities, high-quality marketable corporate debt securities and commercial paper with contractual maturity dates of less than two years until needed to fund our operations. We may further invest these funds in other high-quality marketable security types subject to certain restrictions within our investment policy.

Item 5. Other Information.

Resignation of Chief Scientific Officer

On November 8, 2022, Shahram Salek-Ardakani, Ph.D. resigned from his position as our Chief Scientific Officer, effective immediately. In connection with Dr. Salek-Ardakani’s resignation, we entered into a transition and consulting agreement with Dr. Salek-Ardakani (the Transition Agreement). Pursuant to the Transition Agreement, Dr. Salek-Ardakani will (i) receive a monthly fee of $33,333.33 for providing consulting and advisory services to us for a period of 12 months, (ii) receive payment of COBRA premiums for a period of nine months (subject to early termination), and (iii) not be required to repay any portion of the signing bonus Dr. Salek-Ardakani received pursuant to his employment agreement with us, dated May 4, 2021. All outstanding equity awards previously granted to Dr. Salek-Ardakani under our equity incentive plans ceased vesting as of the date of his resignation. Dr. Salek-Ardakani is not entitled to receive any benefits pursuant to our 2021 Change in Control and Severance Benefit Plan (a copy of which is filed as Exhibit 10.12 to our Annual Report on Form 10-K, filed with the SEC on March 18, 2022) in connection with his resignation.

The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Transition Agreement, a copy of which will be filed with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, to be filed with the SEC.

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

10.1

Open Market Sale AgreementSM, dated August 9, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, filed August 9, 2022).

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

#

The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)