Form 10-K
period 2022-12-31
Janux Therapeutics, Inc.
filed 2023-03-10
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $204.8 million based on the closing price of $12.21 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant's Common Stock outstanding as of March 8, 2023 was 41,833,315.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

JANUX THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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
•
We are early in our development efforts and all of our product candidates and research programs other than JANX007 and JANX008 are in the preclinical development or discovery stage. We have a very limited history of conducting clinical trials to test our product candidates in humans.
•
Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007, JANX008 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our TRACTr and TRACIr platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2). In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023. For our EGFR-TRACTr (JANX008), we recently received U.S. Food and Drug Administration (FDA) clearance of an Investigational New Drug application (IND). For our TROP2-TRACTr we expect to select a development candidate in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate (JANX009) against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We expect to submit an IND for this product candidate in 2023. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans.

The promise of TCE technologies and their current limitations

TCEs are an emerging class of immunotherapies that bridge a tumor cell and a T cell to activate and redirect T cells to attack and eliminate tumors. TCEs have demonstrated promising anti-tumor activity in early clinical trials and in multiple animal models that rivals that of chimeric antigen receptor T cell (CAR T cell) therapies, with the distinct advantage that they are not cell therapies and have the potential to be offered as readily available, off-the-shelf therapies, which would avoid the lengthy, complicated, and expensive manufacturing process required for approved autologous CAR T cell therapies. One TCE, blinatumomab, marketed by Amgen as BLINCYTO, has been approved by the FDA and, like the FDA-approved CAR T cell therapies, has been limited to hematological malignancies.

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

While our TRACTr and TRACIr platforms are novel and unproven and our product candidates remain in the early clinical, preclinical or discovery stage, our technology is designed to offer the following features for the discovery and development of novel therapies for the treatment of solid tumors:

•
Potential to reduce CRS and on-target, healthy tissue toxicity risk. By engineering our TRACTrs and TRACIrs with novel peptide masks that are designed (i) to be selectively activated in the tumor microenvironment and (ii) for any activated TCEs or non-TCE based immunomodulators to be rapidly cleared from healthy tissue upon escaping from the tumor, our product candidates have the potential to overcome the toxicity challenges of TCEs, non-TCE based immunomodulators and systemic immunotherapies in general.
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
•
Manufacturability. The development, manufacturing and control processes of our TRACTr and TRACIr molecules closely resemble those used for monoclonal antibodies (mAbs) with the expectation for a relatively lower cost of goods.

A schematic of our proprietary TRACTrs and TRACIrs in development and their modular components is depicted below.

Our lead programs

Our lead TRACTr product candidates are designed to target PSMA, EGFR, and TROP2. Each of these tumor targets is clinically validated and implicated in solid tumors with high prevalence, including metastatic castrate-resistant prostate cancer (mCRPC), colorectal cancer (CRC), renal cell carcinoma (RCC), squamous cell carcinoma of the head and neck (SCCHN), triple-negative breast cancer (TNBC), urothelial cancer (UC), and non-small cell lung cancer (NSCLC). We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate against PD-L1 and CD28 designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. Our pipeline is summarized below:

In addition to our wholly-owned pipeline programs, we have a strategic research collaboration with Merck Sharp & Dohme Corp. (Merck) to develop TRACTr product candidates directed against two cancer targets selected by Merck.

Our TRACTr Programs

We are building a broad portfolio of TRACTr programs led by our PSMA, EGFR, and TROP2 targeted TRACTrs.

Our PSMA-TRACTr (JANX007)

Our PSMA-TRACTr is designed to target PSMA, a protein expressed in prostate cancer tumors and the vasculature of other tumors. Prostate cancer is the second most common cancer in men, and will lead to over 34,000 estimated deaths in the United States in 2023. PSMA is highly expressed in prostate cancer which has led to the development of PSMA-targeted biologics, including TCEs. A third-party clinical trial with a continuously infused PSMA-TCE demonstrated clinical benefit, suggesting the potential of a PSMA-TCE approach. Given the challenges of continuous infusion, other companies are developing TCEs that enable once-weekly dosing. However, clinical trial results have shown dose-limiting CRS toxicities as single agents, highlighting the limitations of traditional TCEs. Efforts to mitigate CRS include combining TCEs with the immunosuppressive agent dexamethasone and/or lower sub-efficacious initial priming doses followed by efficacious doses. These strategies have the potential to either reduce the efficacy of the TCE or introduce other problems in patients who frequently have multiple pre-existing comorbidities. Our PSMA-TRACTr is designed to generate potent anti-tumor activity in mCRPC patients by enabling the delivery of higher concentrations of active drugs to tumors than traditional TCEs. We believe that our PSMA-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing severe adverse events (SAEs), including the prevention of dose-limiting CRS. In October 2022, the first patient was dosed with JANX007 in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023.

Our EGFR-TRACTr (JANX008)

Our EGFR-TRACTr is designed to target EGFR, a well-validated target that is overexpressed in many cancer types with multiple approved mAbs, including ERBITUX, marketed by Eli Lilly and Merck KGaA, for the treatment of CRC and SCCHN, and VECTIBIX, marketed by Amgen and Takeda, for the treatment of CRC. Beyond CRC and SCCHN, the below figure describes cancers where EGFR may be overexpressed and approved EGFR-directed therapeutics, illustrating the significant unmet medical need for the majority of these patient populations where there are no approved, EGFR-directed treatment options.

Figure 1. Common cancers where EGFR may be overexpressed and where EGFR-directed therapeutics, including tyrosine kinase inhibitors (TKIs) and mAbs are already approved

NSCLC (50-90%)
Breast (27-90%)
Pancreas (65-95%)
Ovary (30-70%)
Cervix (54%)
Bladder (70%)
Glioblastoma (40%)
Head and Neck (90-95%)
Esophagogastric (27-44%)
Liver (68%)
Kidney (73-94%)
Colon / Rectum (80%)
Prostate (40-100%)
Approved TKI
Approved mAb
No approved TKI / mAb

CRC represents one tumor type for which EGFR is overexpressed. However, approximately 85 percent of patients do not respond to anti-EGFR mAbs, and of those that do, resistance often develops. SCCHN and NSCLC cancers also represent tumor types for which EGFR is frequently overexpressed, and anti-EGFR antibodies have received marketing approvals. Frequently genetic mutations in signaling pathways, such as KRAS mutants (45 percent in CRC, and 35 percent in NSCLC) can lead to de novo resistance to naked antibody therapy. Stronger tumoricidal activity is needed. We believe that EGFR-directed immunotherapies, including TCEs, have the potential to address this high unmet need. Our EGFR-TRACTr is designed to generate potent anti-tumor activity by enabling the delivery of higher concentrations of active drug to tumors than traditional TCEs. We believe that our EGFR-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including the prevention of dose-limiting CRS. We recently received FDA clearance of an IND that we submitted for JANX008.

Our TROP2-TRACTr

Our TROP2-TRACTr is designed to target TROP2, a clinically validated anti-tumor target for which there is a recently approved anti-TROP2 antibody-drug conjugate (ADC), sacituzumab govitecan, marketed as TRODELVY by Gilead. TRODELVY has been approved to treat metastatic TNBC and UC. Early clinical proof-of-concept has also been demonstrated in NSCLC and several other solid tumor indications potentially targetable by TROP2, including hormone receptor-positive (HR+)/HER2 breast cancer, small cell lung cancer (SCLC), gastric cancer, esophageal cancer, head and neck cancer, prostate cancer, and endometrial cancer. However, these ADCs are also associated with significant dose-limiting toxicities. Our TROP2-TRACTr is designed to generate potent anti-tumor activity, initially in TNBC patients, by enabling the delivery of higher concentrations of active drug to tumors than traditional TCEs. We believe that our TROP2-TRACTr has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including the prevention of dose-limiting CRS. We believe that our TROP2-TRACTr has the potential to deliver the potent anti-tumor activity of a TCE to patients who have tumors that overexpress TROP2 while also providing increased safety and dosing convenience. We plan to select a TROP2-TRACTr development candidate in 2023.

Our TRACIr Program

We are also applying our proprietary technology to our TRACIr platform, with our first program being a tumor-activated PD-L1xCD28 T cell costimulatory bispecific.

Our PD-L1xCD28 costimulatory bispecific (JANX009)

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

Our Research Collaboration with Merck Sharp & Dohme Corp.

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates distinct from those in our internally developed pipeline. Merck had the right to select up to two collaboration targets related to next-generation TCE immunotherapies for cancer treatment, both of which have been selected. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck will provide research funding under the collaboration.

We plan to selectively consider other strategic collaboration opportunities in the future.

Our Strategy

Our goal is to unleash the potential of our TRACTr and TRACIr platforms technology to transform the lives of cancer patients. To achieve this goal, critical elements of our strategy include the following:

•
Advance our lead TRACTr programs through clinical development. In October 2022, the first patient was dosed with our PSMA-TRACTr in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023. For our EGFR-TRACTr, we recently received FDA clearance of an IND. For our TROP2-TRACTr we expect to select a development candidate in 2023. We believe that our programs have the potential to transform the treatment of metastatic diseases such as mCRPC, CRC, NSCLC, RCC, TNBC, UC, SCCHN, and a wide range of other tumor types that overexpress PSMA, EGFR or TROP2, which are clinically validated targets.
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
•
Expand our internal pipeline into logical classes of therapeutics beyond TCEs. Our tumor-activated masking and bispecific molecule design enable more molecular phenotypes than classic CD3 targeted TCEs. For example, our proprietary technology allows the masking and tumor activation of different T cell therapy modalities, including costimulation via CD28 engagement of a PD-L1xCD28 bispecific molecule, our first TRACIr program. We believe this TRACIr program has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We intend to submit an IND for our PD-L1xCD28 TRACIr in 2023. We are also applying our proprietary technology to create molecules designed to attract, redirect, or mobilize different types of immune cells to tumor sites that exclude or lack resident immune cells.
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

TCEs as novel therapeutics to overcome the limitations of current immunotherapies

Background

Immunotherapy has ushered in a new era of cancer treatment with unprecedented responses in many tumor types. Unleashing the power of the immune system on cancer cells has been one of the most promising new advancements in a field long dominated by suboptimal approaches such as chemotherapy. One class of immunotherapy, checkpoint inhibitors, has generated encouraging efficacy results and represents the standard of care (SOC) in selected tumor types. However, despite this clinical benefit for a subset of patients, it is estimated that less than 13 percent of all cancer patients in the United States respond to checkpoint inhibitors. Tumors have evolved to evade and dampen tumor immune surveillance. Consequently, new classes of immunotherapy designed to overcome the various immune-evasion mechanisms that tumors employ have emerged.

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
•
Short half-lives. TCEs quickly reach sub-therapeutic levels after being administered as they are quickly eliminated from the body due to their short exposure half-lives. For this reason, TCEs such as blinatumomab (BLINCYTO) are typically administered by a low-dose, continuous infusion pump over a period of weeks to overcome the challenge of a short half-life and to maintain therapeutic levels of the drug in the body. This continuous infusion dosing regimen represents a significant burden for patients.

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

Our TRACTr and TRACIr product candidates also have a proprietary albumin-binding domain designed to increase their half-life in serum. This proprietary domain is designed to bind albumin and, by doing so, prevent the rapid degradation and elimination of TRACTr or TRACIr product candidates. In contrast, blinatumomab (BLINCYTO), a TCE that lacks an albumin-binding domain, has a very short half-life in serum and is administered through continuous infusion for 28 days per treatment cycle, with hospitalization recommended for up to the first nine days.

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

Figure 7. Our EGFR-TRACTr was shown to have an extended half-life in NHPs compared to a corresponding TCE while the unmasked form was rapidly eliminated

In this same study, a dose of 3µg/kg and 10µg/kg of the EGFR-TCE resulted in the release of high levels of the inflammatory cytokine IL-6. In comparison, 600µg/kg of our EGFR-TRACTr reduced those levels to less than 500pg/ml, shown below, even though the plasma levels were substantially higher with the TRACTr than the TCE. Published studies have shown median IL-6 levels of 122pg/ml in patients with Grade 0-3 CRS and 8,300pg/ml in Grade 4-5 CRS patients. A similar reduction in the other inflammatory cytokines measured was observed with our TRACTr compared to the EGFR-TCE.

Figure 8. Our EGFR-TRACTr did not lead to CRS in NHPs even at high doses. Inflammatory cytokines evaluated in this study included IL-6, tumor necrosis factor alpha (TNFa), interferon gamma (IFNg), and interleukin-2 (IL-2). TNFa, IFNg, and IL-2 were all below the quantification limit (BQL)

The lack of induction of inflammatory cytokines in NHPs associated with CRS in humans is consistent with the potential for the peptide masks to prevent antigen binding and thereby T cell activation. In these studies, the EGFR-TRACTr maximum tolerated dose (MTD) was higher than 600µg/kg due to a lack of CRS, lack of safety observations, and lack of healthy tissue toxicity. In contrast, a published study using a constant infusion of an EGFR-TCE observed an MTD of 30pM plasma levels and 300pM lethal dose plasma levels, where significant liver and kidney toxicities were reported. In similar models, our TRACTr dosed at 600µg/kg had no signs of toxicity and a Cmax of 360nM, further suggesting the potential for improvement in safety via masking.

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

Figure 9. Our EGFR-TRACTr led to significant tumor shrinkage in an HCT116 mouse tumor model

Our Lead Programs

Our lead TRACTr product candidates are designed to target PSMA, EGFR, and TROP2. These tumor targets are clinically validated and implicated in solid tumors with high prevalence, including mCRPC, CRC, RCC, TNBC, SCCHN, UC, and NSCLC. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We anticipate submitting an IND for this product candidate in 2023. Our pipeline is summarized below:

Our PSMA-TRACTr (JANX007) for the treatment of mCRPC

We are developing our PSMA-TRACTr product candidate for the treatment of mCRPC. In a preclinical study, PSMA-TRACTr showed a 500-fold reduced ability to induce T cell-mediated killing of prostate cancer cells when masked compared to when unmasked. In addition, we found that our PSMA-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023.

Prostate cancer overview

Prostate cancer is the most common cancer in American men. Over 3 million men live with prostate cancer in the United States alone. Approximately 12 percent of men will be diagnosed with prostate cancer at some point during their lifetime. In 2023, there will be an estimated 288,300 new prostate cancer diagnoses in the United States, representing over ten percent of all new cancer diagnoses. An estimated six percent of prostate cancer patients develop metastatic disease, which is associated with a five-year survival rate of approximately 30 percent. There will be an estimated 34,700 deaths in the United States due to prostate cancer in 2023.

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

Treatment options for mCRPC

Standard therapies for these patients include novel hormonal agents, which either further suppress androgen synthesis (abiraterone), or efficiently block Androgen receptor signaling (Enzalutamide). Further treatment options range from cytotoxic chemotherapy (taxanes), Radium-223, or immunotherapy (sipuleucel-T), and an autologous activated antigen presenting cell therapy. PARP inhibitors, and immune checkpoint inhibitors are also approved, but for only small subsets of patients. The median overall survival (mOS) of patients with mCRPC in multiple Phase 3 trials is approximately 12-18 months and has been augmented by only 2-5 months by the best agents, highlighting the need for more effective therapies in mCRPC.

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

Our solution: JANX007

We designed JANX007 as a single-masked TRACTr in which the PSMA-binding domain is unmasked. The T cell-specific binding domain (CD3e) is masked to prevent CRS. We illustrate the JANX007 structure in the figure below.

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

Figure 12. Our PSMA-TRACTr had a half-life of 119 hours in NHPs, which we believe is in line with the potential for once-weekly dosing in humans

In this same study, dosing our PSMA-TRACTr at 87µg/kg resulted in minimal levels of inflammatory cytokine production relative to an unmasked PSMA-TCE at 10µg/kg, which led to a greater than 130-fold expression of IL-6 as shown in the figure below. We believe these data suggest our PSMA-TRACTr will have the potential to reduce CRS risk relative to an unmasked PSMA-TCE. Furthermore, in a separate study of our PSMA-TRACTr dosed at 1,000µg/kg once-weekly for three weeks in NHPs, no dose-limiting toxicities were identified.

Figure 13. Dosing of our PSMA-TRACTr in NHPs had minimal effects on inflammatory cytokine levels, several of which were below the limit of quantification (LOQ). In contrast, dosing of a PSMA-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development

In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023. This study is our first-in-human, Phase 1, open-label, multicenter study to assess the safety, tolerability, PK, PD, and the preliminary efficacy of JANX007 administered as a single agent in adult subjects with mCRPC (NCT05519449).

Our EGFR-TRACTr (JANX008) for the treatment of colorectal cancer, head and neck cancer and non-small cell lung cancer

We are developing our EGFR-TRACTr product candidate for the treatment of metastatic CRC, RCC, SCCHN and NSCLC. We have shown in preclinical studies that our EGFR-TRACTr had an 8,500-fold reduced ability to activate T cells when it is masked compared to when it is unmasked. In addition, we demonstrated that our EGFR-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life.

Colorectal cancer overview

Most colorectal cancers are a type of tumor called adenocarcinoma, cancer of the cells that line the inside tissue of the colon and rectum. However, other less frequently arising colorectal tumors include a neuroendocrine tumor of the gastrointestinal tract, gastrointestinal stromal tumor, small cell carcinoma, and lymphoma.

Excluding skin cancers, colorectal cancer is the third most common cancer diagnosed in the United States. It is estimated that there will be approximately 107,000 new cases of colon cancer and 46,000 new cases of rectal cancer in the United States in 2023 and approximately 52,600 deaths. Approximately 25 percent of patients have metastatic disease at diagnosis, meaning the disease has spread to other organs, and about 50 percent of patients with CRC will eventually develop metastases. Approximately 35 percent of the patients with a new diagnosis of CRC, and approximately 85 percent of patients with a new metastatic CRC diagnosis, will die within five years. Furthermore, the cumulative recurrence rate of CRC at four years is 100 percent.

EGFR is a validated colorectal cancer target

EGFR is the most commonly overexpressed membrane protein in cancer. In CRC, up to approximately 80 percent of patients overexpress EGFR, and higher expression levels have been linked to more aggressive metastatic disease, which is associated with poor prognosis, including decreased disease-free survival and overall survival (OS). However, EGFR expression is not limited to tumors and is widely expressed throughout the body, resulting in systemic toxicities with EGFR-directed therapies.

Treatment options for mCRC

Treatment of CRC typically involves cytotoxic chemotherapy in a regimen containing folinic acid, fluorouracil, and irinotecan, called FOLFIRI, and radiation. Anti-EGFR mAbs such as cetuximab (ERBITUX, marketed by Eli Lilly) and panitumumab (VECTIBIX, marketed by Amgen and Takeda) can be added to standard therapy. However, only a relatively small percentage of patients respond to mAb therapies, and of those that do, resistance often develops. Of the CRC patients that are resistant to EGFR mAb treatment, 35 percent to 45 percent are resistant due to KRAS mutations. Treatment with EGFR mAbs is not recommended for patients with KRAS mutations. Treatment with EGFR mAbs is not recommended for patients with KRAS mutations. This suggests that if an anti-EGFR therapeutic that could treat all EGFR overexpressing patients harboring KRAS mutations was developed, the potential treatable population could be significantly expanded.

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

Head and neck cancer overview

Cancers known collectively as head and neck cancers usually begin in the squamous cells that line the moist, mucosal surfaces inside the head and neck, otherwise known as squamous cell carcinomas. Cancers of the head and neck are further categorized by the area of the head or neck in which they begin: oral cavity, pharynx, larynx, paranasal sinuses and nasal cavity and salivary glands. Head and neck cancers account for approximately four percent of all cancers in the United States and are more than twice as common among men as they are among women. Researchers estimate that approximately 67,000 men and women in the United States will be diagnosed with head and neck cancers in 2023. Additionally, there will be an estimated 15,400 deaths from head and neck cancer in 2023. EGFR is overexpressed in approximately 90 percent of head and neck cancers.

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

Non-small cell lung cancer overview

It is estimated that there will be approximately 238,000 new lung cancer cases and 127,000 lung cancer deaths in the United States in 2023. NSCLC accounts for approximately 80 to 85 percent of lung cancer cases. The overall five-year survival for all patients diagnosed with NSCLC is approximately 25 percent.

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

Renal cell carcinoma overview

Renal cell carcinoma, or kidney cancer, is a disease in which malignant cells are found in the lining of tubules in the kidney. RCC is the deadliest urological neoplasm and late-stage disease has a five-year survival rate of approximately 15%. The American Cancer Society’s estimates for kidney cancer in the United States for 2023 are approximately 82,000 new cases of kidney cancer will be diagnosed and approximately 15,000 people will die from this disease.

Treatment options for RCC

In RCC, greater than 90 percent of patients express EGFR. Treatment of 1L mRCC typically involves the combination of a PD1 or PDL1 checkpoint inhibitor (pembrolizumab, nivolumab, avelumab) with an anti-VEGFR TKI such as axitinib, cabozantinib or lenvatinib. Alternatively, nivolumab may be combined with the CTLA-4 checkpoint inhibitor ipilimumab. The use of single agent anti-VEGF TKI’s such as sunitinib is declining due to data from the checkpoint combinations, however usage still remains as an option in the more favorable risk patients. In the 1L setting with checkpoint inhibitor combinations, the objective response rates range from approximately 30-70% with median PFS (mPFS) from 12-24 months and mOS typically being greater than 40 months.

Almost all 1L patients become resistant to standard therapy with less than 50% being eligible to receive 2L therapy. The majority of 2L patients typically receive an anti-VEGR agent such as cabozantinib. Limited data exists for anti-VEGF therapy outcomes in checkpoint refractory patients. The most widely used 2L treatment option is cabozantinib, which has reported objective response rates of only 17%, with mPFS of 7.4 months and mOS of only 21 months. Over 80% of patients receive little to no benefit of SOC 2L treatment options.

Our solution: JANX008

We designed JANX008 as a dual-masked TRACTr in which both the EGFR and T cell-binding domains are designed to be masked. We illustrate the JANX008 structure below.

Figure 14. Structure of JANX008

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

Figure 16. Our EGFR-TRACTr had a half-life of approximately 94 hours in NHPs, which we believe is in line with once-weekly dosing in humans

In this same study, dosing our EGFR-TRACTr at 100µg/kg resulted in minimal levels of inflammatory cytokine release, relative to an unmasked EGFR-TCE at 10µg/kg, which led to a greater than 20-fold expression of IL-6. We believe these data suggest that our EGFR-TRACTr has the potential to reduce CRS risk relative to an unmasked EGFR-TCE. Furthermore, in a separate, study of our EGFR-TRACTr dosed at 600µg/kg once-weekly for three weeks in NHPs, no dose-limiting toxicities were identified.

Figure 17. Dosing of our EGFR-TRACTr in NHPs had minimal effects on inflammatory cytokine levels. In contrast, dosing of an EGFR-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS

Clinical development plans

We recently received FDA clearance of an IND to conduct a Phase 1 trial in patients with advanced solid tumors that overexpress EGFR, including CRC, RCC, SCCHN and NSCLC, to assess safety, tolerability, and pharmacokinetics. In addition, we plan to evaluate additional opportunities where EGFR is overexpressed.

Our TROP2-TRACTr for the treatment of TROP2 overexpressing solid tumors

We are developing our TROP2-TRACTr program to treat TROP2 overexpressing solid tumors, including TNBC, UC, and NSCLC. TROP2 is a cell surface glycoprotein overexpressed by many human carcinomas. In preclinical studies, we showed that our TROP2-TRACTr had an over 6,500-fold reduced ability to activate T cells when it was masked compared to unmasked. In addition, we demonstrated that our TROP2-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. We expect to select a development candidate in 2023 for our TROP2-TRACTr.

Triple-negative breast cancer overview

Although some forms of breast cancer are less aggressive and have displayed improving survival rates, there are still highly aggressive forms of disease that represent a significant unmet need. For example, TNBC tends to present later than other types of breast cancer and grows, spreads, and recurs faster than most other types. Women with triple-negative breast cancer are also more likely to develop metastases. They typically have a poorer prognosis than other types of breast cancer due to the lack of targeted therapies available for treatment. TNBC is referred to as “triple-negative” because it is estrogen receptor-negative (ER-), progesterone receptor-negative (PR-), and HER2-, and is unlikely to respond to hormonal or HER2-targeted therapies. TNBC accounts for approximately 15 percent of all breast cancers and is more aggressive and more likely to recur compared to receptor-positive breast cancers. The five-year survival rate for TNBC is approximately 77 percent compared to approximately 90 percent for other types of breast cancers.

Urothelial cancer overview

Cancer that begins in cells that line the urethra, bladder, ureters, renal pelvis, and some other organs is referred to as urothelial carcinoma. UC is the most common type of bladder cancer, and bladder cancer is the fourth most common cancer in men in the United States. UC accounts for 90 percent of all bladder cancers, and can also arise in the renal pelvis and ureters. The American Cancer Society estimates that there will be approximately 83,000 new cases and 17,000 deaths caused by bladder cancer in the United States in 2023. Despite the approval of checkpoint inhibitors in recent years, the treatment of patients with advanced UC in the second-line setting remains a significant unmet need. The relative five-year survival rate for patients with metastatic UC is about six percent.

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

The increased expression of TROP2 in tumors has made it both a prognostic biomarker and a therapeutic target for cancer. Sacituzumab govitecan, marketed as Trodelvy by Gilead, is an anti-TROP2 ADC that received accelerated approval by the FDA in April 2020 as a treatment for metastatic TNBC, UC in April 2021 and HR+/HER2-BC in February 2023. In metastatic TNBC, this ADC had a 33 percent overall response rate, providing clinical validation of TROP2 as a target. However, sacituzumab govitecan was also associated with significant toxicities: 21 percent of patients reported Grade 3 or Grade 4 serious gastrointestinal events, and 43 percent reported Grade 3 or Grade 4 neutropenia. Beyond TNBC, a published report from the 2019 Genitourinary Cancers Symposium indicated an objective response with sacituzumab govitecan in approximately 30 percent of highly pretreated urothelial cancer patients.

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

Figure 20. Our masked TROP2-TRACTr was greater than 12,500-fold less potent at activating T cell mediated killing of TROP2-expressing tumor cells than unmasked TROP2-TCE in an in vitro assay

In NHPs, our TROP2-TRACTr demonstrated a half-life of approximately 90 hours, which we believe is in line with the potential for once-weekly dosing in humans. The half-life of the unmasked TROP2-TCE was less than two hours. We illustrate our TROP2-TRACTr and the TROP2-TCE half-lives in our NHP study in the figure below.

Figure 21. Our TROP2-TRACTr had a half-life of 90 hours in NHPs, which we believe is in line with once-weekly dosing in humans

In this same study, dosing of our TROP2-TRACTr at 100µg/kg resulted in minimal levels of inflammatory cytokine production, relative to an unmasked TROP2-TCE at 3µg/kg, which led to a greater than 20-fold expression of IL-6 as shown in the figure below. We believe these data suggest our TROP2-TRACTr has the potential to reduce CRS risk relative to an unmasked TROP2-TCE.

Figure 22. Dosing of our TROP2-TRACTr in NHPs had minimal effects on inflammatory cytokine levels. In contrast, dosing of a TROP2-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development plans

We expect to select a development candidate for TROP2-TRACTr in 2023.

Our PD-L1 x CD28 TRACIr (JANX009) for the treatment of solid tumors

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

Figure 23. T cell costimulatory bispecific activators such as our PD-L1xCD28 program have the potential to increase activation both as monotherapy and in combination with TCEs

In NHPs, our PD-L1xCD28-TRACIr exhibited an extended PK profile compared to non-masked PD-L1xCD28 in NHPs, as shown in the figure below. We believe this approach supports once-weekly dosing in humans.

Figure 24. Our PD-L1xCD28-TRACIr exhibited extended PK profile compared to non-masked PD-L1xCD28 in NHPs

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

Figure 25. Dosing of our PD-L1xCD28 costimulatory bispecific in NHPs had minimal effects on inflammatory cytokine levels, and several of these were below limits of quantification

Plasma Cytokine Level (pg/mL)
1,000
800
600
400
200
0
LOQ
IL-6
TNFα
IFNγ
IL-2
Non-masked PDL1xCD28 (30ug/kg)
Masked TRACIr (100ug/kg)

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

Figure 26. Our unmasked PD-L1xCD28 bispecific led to T cell-dependent anti-tumor activity and the release of IFNg and IL-2 from T cells in preclinical studies

We plan to clinically evaluate the single-agent activity of our costimulatory bispecific to treat patients with PD-L1 expressing tumors, including those refractory to, or relapsed from, approved checkpoint inhibitor therapies.

Additional supporting evidence for this strategy is provided in the figure below, where our costimulatory bispecific demonstrated T cell-mediated killing of a range of different cancer cells, including breast cancer, NSCLC, and skin cancer.

Figure 27. Our PD-L1xCD28 bispecific led to T cell-mediated cell killing of a number of cell lines

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

Figure 28. Our PD-L1xCD28 bispecific combined with a TCE led to increased cell killing in preclinical studies

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

Figure 29. Potential synergistic benefit of combining our bispecific costimulatory molecule with our TRACTrs

Clinical development plans

We plan to submit an IND in 2023 to conduct a Phase 1 trial in patients with advanced solid tumors to assess safety, tolerability, and pharmacokinetics.

Manufacturing

Certain features of our TRACTr and TRACIr molecules allow for their development, manufacturing and control processes to closely resemble those used for standard monoclonal antibodies. First, our TRACTr and TRACIr molecules are readily expressed at high levels recombinantly in common Chinese hamster ovary cells. Second, our TRACTr and TRACIr molecules bind protein A via the anti-albumin-binding domain. Protein A affinity chromatography is the standard technique for capturing recombinant monoclonal antibodies and is a very robust purification procedure due to its specificity. After the protein A affinity chromatography step, TRACTrs and TRACIrs are further purified and polished using standard ion exchange, hydrophobic-interaction and/or multi-modal chromatography, virus filtration, and ultrafiltration/diafiltration formulation steps. Our anticipated dosing strategy gives us the advantage of manufacturing at relatively modest scale and formulating our drug products at low protein concentrations in typical formulation matrices. Through developability and manufacturability assessments, we continue to verify that our TRACTr and TRACIr constructs have advantageous properties that include high solubility, minimal aggregation, and good stability. We believe all these attributes will allow our products to be manufactured at a substantially lower cost than monoclonal antibodies.

We do not own or operate and currently have no plans to establish current good manufacturing practice (cGMP) manufacturing facilities and laboratories. We currently rely on third-party manufacturers and suppliers for the raw materials and starting components used to make our TRACTrs and TRACIrs, and we expect to continue to do so to meet our development, clinical and commercial needs. Our third-party manufacturers are qualified to manufacture our product candidates under cGMP requirements and other applicable laws, guidance and regulations.

We believe there are multiple sources for all of the materials and components required for the manufacture of our product candidates.

All of our TRACTrs and TRACIrs are and will continue to be manufactured from a vial of a master cell bank or working cell bank of that biologic therapeutic’s production cell line. We have or intend to have one master cell bank for each TRACTr and TRACIr that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in the course of product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have an adequate backup should any particular cell bank be lost in a catastrophic event.

We currently and plan to continue to obtain bulk drug substance (BDS) for our TRACTrs and TRACIrs from a single-source third-party contract manufacturer. While any reduction or halt in the supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we will have sufficient BDS to support future clinical trial programs. We are in the process of developing our supply chain for each of our product candidates and have and intend to continue to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis based on our development and commercial supply needs.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop immuno oncology treatments. Many other companies have commercialized and/or are developing immuno oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Bristol Myers Squibb, Gilead, Johnson & Johnson, Merck & Co., Novartis, Pfizer, Regeneron and Roche/Genentech.

We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T cell engagers, T cell immunomodulators), adoptive cellular therapies (e.g., CAR T cell therapies), antibody-drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin, and targeted cancer vaccines.

With respect to our lead PSMA-TRACTr, we are aware of other competing PSMA-targeting clinical-stage therapeutics, which include, but are not limited to: T cell engagers from Amgen, Abbvie/Calibr, Crescendo Biologics, Johnson and Johnson, Lava Therapeutics and Regeneron; T cell immunomodulators from Regeneron; antibody-drug conjugates from Ambrx; CAR T cell therapies from Gilead/Tmunity Therapeutics; and radiopharmaceuticals from Novartis, Point Biopharma, Telix and Bayer.

With respect to our EGFR-TRACTr, we face competition from several targeted therapies approved by the FDA to treat CRC, including, but not limited to, Roche’s bevacizumab, Amgen’s panitumumab, Eli Lilly/Merck KGaA’s cetuximab, Bayer’s regorafenib, and Eli Lilly’s ramucirumab. We also face competition from other anti-EGFR immunotherapies that are in clinical development. We believe that the most advanced candidates are those being developed by Amgen/CytomX, Merus, Regeneron, Roche and Takeda.

With respect to our TROP2-TRACTr, Gilead’s sacituzumab govitecan was the first ADC approved by the FDA for the treatment of relapsed/refractory metastatic TNBC. We are aware of other TROP2 therapies that are in clinical development for solid tumors. We believe that the most advanced candidates are Daiichi Sankyo/AstraZeneca’s ADC DS-8201 andMerck’s MK-2870. Additional competition may come from leading companies in lung cancer and breast cancer, including, but not limited to, AstraZeneca, Bristol Myers Squibb, Merck KGaA, Pfizer, Roche Holding AG.

With respect to our PD-L1 x CD28 TRACIr, we are aware of other CD28-based multispecifics that are in clinical development for solid tumors. We believe the most advanced candidates are Regeneron’s REGN5678, REGN5668 and REGN7075, Sanofi’s SAR443216, and Janssen/Xencor’s Xmab008. Additional competition may come from other companies developing costimulatory multispecifics, including, but not limited to Genmab/BioNTech, Inhibrx, Incyte/Merus, and Roche.

We are currently developing a pipeline of TRACTr and other protease-activated therapeutics that face increasing competition from other biologic prodrug developers, which include, but are not limited to, Adagene, BioAtla, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Harpoon Therapeutics, Merck & Co., Sanofi, and Xilio Therapeutics.

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

Research Collaboration and Exclusive License Agreement with Merck Sharp & Dohme Corp.

On December 15, 2020, we and Merck Sharp & Dohme Corp. (Merck), entered into a research collaboration and exclusive license agreement (the Merck Agreement). The Merck Agreement provides that we and Merck will use commercially reasonable efforts to engage in certain research and development activities related to our TRACTr platform technology that are to be funded by Merck up to specified annual limits. Pursuant to the agreement, Merck had the right to designate up to two TRACTr product candidates in each case to be developed against a target (a Collaboration Target). We granted Merck an exclusive, worldwide, royalty-bearing, sublicensable license to certain of our patent rights and know-how with respect to the Collaboration Targets, in each case once designated by Merck, to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected one of the Collaboration Targets upon execution of the Merck Agreement and selected the second Collaboration Target in May 2022. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets.

In consideration of the rights granted to Merck under the Merck Agreement, Merck paid us a one-time upfront payment of $8.0 million in respect of the first Collaboration Target and paid us an additional one-time payment of $8.0 million upon the selection of the second Collaboration Target. In addition, Merck is required to make milestone payments to us upon the successful completion of certain regulatory and development milestones, in an aggregate amount not to exceed $142.5 million for each of the two Collaboration Targets ($285.0 million collectively for both Collaboration Targets). Merck is also required to make milestone payments to us upon the successful completion of certain sales milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We own the patents and patent applications relating to our TRACTr and TRACIr platform technologies. Our intellectual property policy includes seeking to protect our proprietary position by, among other methods, striving to obtain issued patents by filing and prosecuting patent applications in the United States and in jurisdictions outside of the United States, directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of February 15, 2023, we own 16 pending U.S. provisional and non-provisional patent applications, two U.S. patents, 12 pending patent applications filed under the Patent Cooperation Treaty (PCT) and 16 foreign patent applications. Specifically, we have one U.S. non-provisional patent application and five foreign patent applications directed to compositions of our TRACTr and TRACIr platform technologies that are applicable across our product candidates for our PSMA-TRACTr (JANX007), EGFR-TRACTr (JANX008), and costimulatory bispecific (JANX009) and our TROP2-TRACTr program. We also have two PCT patent applications, one U.S. patent, one U.S. non-provisional patent application, five foreign patent applications that cover compositions and applications of various components and aspects of our TRACTr and TRACIr platform technologies and have general applicability across various product candidates. We have one PCT patent application that covers compositions and applications of components of our TRACTr platform technology that has generally applicability to TRACTr product candidates. We further have one U.S. patent, two U.S. provisional patent applications, two PCT patent applications, one U.S. non-provisional patent application, and two foreign patent applications specific to JANX007, two U.S. provisional patent applications, two PCT patent applications, and two foreign patent applications specific to our TROP2-TRACTr program, two U.S. provisional patent applications, three PCT applications, and two foreign patent applications specific to JANX008, and one U.S. provisional patent application and one PCT patent application specific to JANX009. In addition, we have six U.S. non-provisional patent applications and one PCT patent application relating to compositions of our other proprietary antibodies, compounds, technology, inventions, improvements, and other aspects of our technology that are not under active development. Any patents that issue from these pending patent applications are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

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

Regulatory Approval in the European Union

The EMA is an agency of the European Union. It coordinates the evaluation and monitoring of centrally authorized medicinal products. Through its Committees, particularly the Committee on Human Medicinal Products (CHMP) it conducted scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors.

There are similarities between the process regarding approval of medicinal products in the European Union and that in the United States. The new Clinical Trials Regulation that came into force on January 31, 2022 aims to simplify and streamline the approval of clinical trials in the European Union. The Clinical Trials Regulation introduces a complete overhaul of the existing legislation governing clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Under the centralized authorization procedure, the Committee for Medicinal Products for Human Use (the CHMP), serves as the scientific committee that renders opinions about the safety, efficacy and quality of human products on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the assistance of a further member of the CHMP acting as a Co-Rapporteur. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization.

After a medicinal product has been authorized by the European Commission and launched in the EEA, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review by the MAH. Sanctions may be imposed for failure to adhere to the conditions of the marketing authorization. In extreme cases, the authorization may be revoked, resulting in withdrawal of the product from sale.

Conditional Approval and Accelerated Assessment

As per Article 14-a of Regulation (EC) 726/2004, a medicine that is demonstrated to fulfill an unmet medical need may, if its immediate availability is in the interest of public health, be the subject of a conditional marketing authorization on the basis of less complete clinical data than are normally required, subject to specific obligations being imposed on the authorization holder. Fulfilment of these specific obligations is reviewed annually by the EMA. A conditional authorization is valid for 12 months, and may be renewed.

When an application is submitted for a marketing authorization in respect of a medicinal product for human use which is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may request an accelerated assessment procedure pursuant to Article 14.9 of Regulation (EC) 726/2004. Under the accelerated assessment procedure, the CHMP is required to issue an opinion within 150 days of receipt of a valid application, subject to clock stops. We believe that some of the disease indications in which our product candidates are currently being or may be developed in the future qualify for this provision, and we will take advantage of this provision as appropriate.

Period of Authorization and Renewals

A marketing authorization is initially valid for five years and may then be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization shall cease to be valid (the “sunset clause”).

The EU provides opportunities for data and market exclusivity related to certain types of marketing authorizations. Upon grant of related marketing authorization, innovative medicinal products generally benefit from eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until 10 years have elapsed from the initial marketing authorization of the reference product in the EEA. The overall ten year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Product Designation

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the EU, an application for designation as an orphan product can be made any time prior to the filing of the MAA. Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized MA procedure. Upon grant of an MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another MAA, or grant an MA, or accept an application to extend an MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-Approval Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU member states’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Data Privacy and Security Laws

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”, “Processing” or “Processed) personal information or other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data Processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA), established a new regulatory agency, the California Privacy Protection Agency to implement and enforce the CCPA. Furthermore, U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (EU GDPR) and the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (the UK GDPR) impose strict requirements for Processing personal information. Under the

EU GDPR and UK GDPR, companies may face temporary or definitive bans on data Processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to Processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Marketing

Similarly to the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union member states, and, in the U. K, the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union member states must be publicly disclosed on the basis of applicable sunshine rules. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, their competent professional organization and/or the regulatory authorities of the individual European Union member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the individual European Union member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

International Regulation

In addition to regulations in the United States and the European Union, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA or European Commission approval.

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

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some EEA countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

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

There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, in 2017, the U.S. Congress enacted legislation informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act), which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 “IRA” into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, there have been and continue to be a number of initiatives at the federal and state level in the United States that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, in 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. The IRA also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Reimbursement agencies in the European Union may be more restrictive than payors in the United States. For example, a number of cancer products have been approved for reimbursement in the United States but not in certain European countries. In Europe, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries require the completion of additional health technology assessments that compare the cost- effectiveness of a particular product candidate to currently available therapies. In addition, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market or monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Furthermore, many countries in the European Union have increased the amount of discounts required on pharmaceutical products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, and prescription products in particular, has become increasingly intense. As a result, there are increasingly higher barriers to entry for new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Accordingly, the reimbursement for any products in the European Union may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Facilities

Our corporate headquarters is located in San Diego, California, where we lease office and laboratory space pursuant to a lease agreement which commenced in July, 2022 and expires in January, 2033. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Corporate Information

We were incorporated under the laws of the State of Delaware on June 27, 2017. Our principal executive offices are located at 10955 Vista Sorrento Parkway, Suite 200, San Diego, California, and our telephone number is (858) 751-4493. Our corporate website address is www.januxrx.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on the Investors & Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Employees and Human Capital Resources

As of December 31, 2022, we had 60 full-time employees. Of these employees, 47 were engaged in research and development and 13 were engaged in general and administrative activities. As of December 31, 2022, we had 54 employees based at our headquarters in San Diego, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our standard employee benefits include paid and unpaid leaves, medical, dental and vision insurance coverage, a 401(k) plan, short- and long-term disability, life insurance, health savings and flexible spending accounts, paid time off, and an employee stock purchase plan. We also offer a variety of voluntary benefits that allow employees to select options that meet their needs, including a long-term care plan, an employee assistance program, and wellness programs. We benchmark our benefits program against others in our industry on an annual basis.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2022 and 2021, our net losses were $63.1 million and $32.7 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of December 31, 2022, we had $327.0 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for JANX007 and JANX008 and the IND-enabling studies and planned future clinical trials for TROP2-TRACTr and TRACIr costimulatory bispecific;
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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs other than JANX007 and JANX008 are in the preclinical development or discovery stage. We have a very limited of conducting clinical trials to test our product candidates in humans.

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Other than JANX007 and JANX008, our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates could be successfully commercialized.

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

•
receipt of marketing approvals from applicable regulatory authorities, including biologics license applications (BLAs), from the FDA and equivalent approvals from comparable foreign regulatory authorities and maintaining such approvals;
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

Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007, JANX008 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

As we continue developing and conducting clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our ongoing or planned clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely, such as imposition of a clinical hold by the FDA or comparable actions of foreign regulatory authorities and institutional review boards and ethics committees. The class of TCEs has been associated with overactivation of the immune system leading to cytokine release syndrome (CRS) and on-target healthy tissue toxicities, and while we have designed our TRACTr and TRACIr platform technologies and product candidates to mitigate these safety risks, until such time as we complete large-scale human trials there can be no assurances that our product candidates will not experience similar effects.

Even if our product candidates initially show positive results in early clinical trials, the side effects of biological products are frequently only detectable after they are tested in larger, longer and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development or after approval and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) or equivalent foreign procedure to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations may differ from country to country. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. Equivalent limitations are imposed by comparable foreign regulatory authorities within their territories.

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

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are positive, such data may not be sufficient to support approval by the FDA, the European Commission or other comparable foreign regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the European Commission or other comparable foreign regulatory authorities denying approval of a product candidate for any or all indications. The FDA, the EMA or other comparable foreign regulatory authorities, may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program such as the number of subjects in our clinical trials from the United States or abroad.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, ongoing clinical trials and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the European Economic Area, or EEA, countries, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing authorization applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that the BDS for each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Manufacturing our product candidates is complex and requires the use of technologies directed to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or expiry. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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

Due to the early nature of our product candidates, the drug product may not be stable over time causing changes to be made to the manufacturing, formulation or storage process, which may result in delays or stopping the development of the product candidate.

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

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, including in some EEA countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In the EU, this Health Technology Assessment (HTA) process is currently governed by the national laws of the individual EU Member States. Moreover, EU Member States may choose to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit. In December 2021, the European Institutions adopted the HTA regulation which, when it enters into application in 2025, is intended to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Relevant regulatory exclusivities may not be granted or, if granted, may be limited.

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

We conduct substantially all of our operations remotely and at our facilities in San Diego, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

As of December 31, 2022, we had 60 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, U.S. federal net operating losses (NOLs) incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOLs is limited to 80% of taxable income.

As of December 31, 2022, we had $50.0 million of U.S. federal NOLs and $82.0 million of state NOLs. Of the total federal NOLs, $49.5 million have an indefinite carryforward period. The remaining federal and total state NOLs have a 20-year carryforward period, and will begin to expire in 2037 unless previously utilized. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is also unclear how any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common shares.

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which European Union rules continued to apply. The UK and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. As part of the TCA, the European Union and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept European Union batch testing and batch release. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

Since a significant proportion of the regulatory framework in the UK applicable to medicinal products is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the European Union, now that UK legislation has the potential to diverge from European Union legislation. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill published in late 2022 which is intended to remove all EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK.

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022, and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and security could lead to regulatory investigations or actions (which could include civil or criminal fines and penalties), private litigation, adverse publicity, disruptions of our business operations and other adverse business consequences.

In the ordinary course of business, we Process personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and affording California residents certain rights with respect to their personal information. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could result in increased enforcement. Other states have also enacted data privacy laws. For example, Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, exempt some data processed in the context of clinical trials, these laws further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR), impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater. Further, the EU GDPR provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. Similarly, consumer associations may bring proceedings to defend collective interests of data subjects under the EU GDPR, independently of the absence of a mandate to that effect.

We are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. We also publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including private lawsuits and class-action claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through imposition of significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revisioning or restructuring of our operations.

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

Moreover, some of our owned patent applications and patents may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We are currently aware of a third-party European patent that may cover our products. However, we do not plan to launch any product in the European Union before the expiration of such patent. Third parties may assert infringement claims against us based on existing or future intellectual property rights. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

•
adverse results or delays in preclinical studies or clinical trials;
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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2022, we had 41,684,666 outstanding shares of common stock.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As a result of disruptions and changes in the macro environment, including those resulting from the COVID-19 pandemic and actions taken to slow its spread, and geo-political actions such as the United States and foreign government actions related to Russia’s invasion of Ukraine, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we Process proprietary, confidential, and sensitive information, including personal information (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such sensitive information.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, while in transit and in public locations, utilizing network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems and have outsourced elements of our operations to third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations. For example, a security incident could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of preclinical study data or clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able in the future to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques change frequently and are often sophisticated in nature Therefore, such vulnerabilities may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including individuals and data protection authorities. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in San Diego, California, where we lease office and laboratory space pursuant to a lease agreement which commenced in July, 2022 and expires in January, 2033. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Common Stock

As of February 28, 2023, there were 41,833,315 shares of common stock issued and held by approximately 31 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

None.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of December 31, 2022, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in U.S. treasury securities, U.S. agency bonds, U.S. agency discount notes, corporate debt securities and commercial paper with contractual maturity dates of less than two years until needed to fund our operations. We may further invest these funds in other high-quality marketable security types subject to certain restrictions within our investment policy.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our TRACTr and TRACIr platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of TCEs, and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to CRS, (ii) on-target, healthy tissue toxicities and (iii) PK leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2). In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023. For our EGFR-TRACTr (JANX008), we recently received FDA clearance of an IND. For our TROP2-TRACTr we expect to select a development candidate in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate (JANX009) against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We expect to submit an IND for this product candidate in 2023. Based on data we have generated in NHPs, we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO) and amounts received under a collaboration agreement with Merck Sharp & Dohme Corp. (Merck).

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $63.1 million and $32.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $110.5 million.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our clinical and preclinical studies and our expenditures on other research and development activities and the timing of any revenue recognition under our collaboration agreement with Merck. We expect our expenses and operating losses will increase substantially and that we will continue to incur significant losses for the foreseeable future as we conduct our ongoing and planned research and development activities and conduct preclinical studies and clinical trials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company.

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

Impacts of the COVID-19 Pandemic

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

Inflation

Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from inflation and have not experienced any material disruption to our operations to date.

Support Services Agreement with COI Pharmaceuticals, Inc.

In January 2021, we entered into a Support Services Agreement (the 2021 Support Services Agreement) with COI Pharmaceuticals Inc. (COI) that outlines the terms of services provided by COI to the Company, as well as the fees charged for such services. COI is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The amounts paid to COI include support service fees or mark-ups of up to 5%. The 2021 Support Services Agreement was most recently renewed in January 2023 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $8.6 million and $3.6 million of revenue under the Merck Agreement for the years ended December 31, 2022 and 2021, respectively.

Research and Development

To date, our research and development expenses have related primarily to direct and indirect expenses in connection with the development of our TRACTr and TRACIr platforms, discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

We cannot determine with certainty the timing of initiation, the duration or the completion costs of clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant general and administrative expenses include facility-related costs, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities; legal fees relating to intellectual property and corporate matters; professional fees for accounting, tax and consulting services; insurance costs; and other operating costs. Our general and administrative expenses include amounts paid to COI for certain back-office and administrative support services, including facilities support. We anticipate that our general and administrative expenses will increase for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

Other Income

Other income consists of interest income on our cash and cash equivalents and short-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$8,612	$3,637	$4,975
Operating expenses:
Research and development	53,441	26,237	27,204
General and administrative	22,262	10,329	11,933
Total operating expenses	75,703	36,566	39,137
Loss from operations	(67,091)	(32,929)	(34,162)
Other income	4,032	257	3,775
Net loss	$(63,059)	$(32,672)	$(30,387)

Collaboration Revenue

Collaboration revenues were $8.6 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively. The increase of $5.0 million was primarily due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Direct costs:
JANX007	$5,462	$7,870	$(2,408)
JANX008	7,629	4,948	2,681
Preclinical stage programs and other direct unallocated costs	18,233	5,482	12,751
Total direct costs	31,324	18,300	13,024
Indirect costs	22,117	7,937	14,180
Total research and development expenses	$53,441	$26,237	$27,204

IND applications for JANX007 and JANX008 were cleared by the FDA in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical programs for the year ended December 31, 2022 and, for comparability purposes, the year ended December 31, 2021. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $53.4 million and $26.2 million for the years ended December 31, 2022 and 2021, respectively. The increase of $27.2 million was primarily due to increases in direct costs related to JANX008 of $2.7 million, preclinical stage programs and other unallocated direct costs of $12.7 million and indirect costs of $14.2 million, offset by decreases in direct costs related to JANX007 of $2.4 million. The increase in indirect costs was primarily due to personnel costs of $6.2 million, stock-based compensation expense of $4.2 million, and facilities and other costs of $3.8 million as operations grew in support of program advances, including commencement of the office and laboratory space lease in San Diego, California (Torrey Plaza Lease).

General and Administrative Expense

General and administrative expenses were $22.3 million and $10.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $12.0 million was primarily due to increases in stock-based compensation of $6.1 million, personnel and facilities related costs of $2.7 million, and other general and administrative expenses of $3.2 million.

Other Income

Other income was $4.0 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $3.7 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of December 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $327.8 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In August 2022, we filed a shelf registration statement (File No. 333-266720), which became effective upon filing. The shelf registration statement provides us with the ability to offer up to $400.0 million of certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering. Additionally, we entered into a sales agreement with Jefferies Group LLC (Jefferies) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Jefferies as the sales agent, pursuant to this shelf registration statement.

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,922)	$(16,976)
Investing activities	58,266	(340,963)
Financing activities	500	386,524
Net increase in cash, cash equivalents and restricted cash	$15,844	$28,585

Operating Activities

Net cash used in operating activities of $42.9 million for the year ended December 31, 2022 was primarily due to our net loss of $63.1 million, adjusted for $17.2 million of stock-based compensation expense and a decrease in operating assets and liabilities and other non-cash charges of $3.0 million. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to our net loss of $32.7 million, adjusted for $6.9 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $8.8 million.

Investing Activities

Net cash provided by investing activities of $58.3 million for the year ended December 31, 2022 was primarily due to $64.7 million of net maturities of short-term investments offset by our purchases of property and equipment, primarily consisting of laboratory equipment of $6.4 million. Net cash used in investing activities was $341.0 million for the year ended December 31, 2021 due to $339.5 million of net purchases of short-term investments and our purchase of property and equipment, consisting of laboratory equipment, computer equipment, and software, of $1.5 million.

Financing Activities

Net cash provided by financing activities of $0.5 million for the year ended December 31, 2022 was primarily due to proceeds from shares issued under our 2021 Employee Stock Purchase Plan. Net cash provided by financing activities of $386.5 million for the year ended December 31, 2021 primarily consisted of $204.2 million of net proceeds from our IPO, $180.5 million of net proceeds from our preferred stock sales, and $1.8 million of proceeds from stock option exercises.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for JANX007 and JANX008 and the IND-enabling studies and planned future clinical trials for TROP2-TRACTr and TRACIr costimulatory bispecific;
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

A performance obligation is defined as a promise to transfer a product or a service to a customer. We identify each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) our promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation. When an entity grants a customer the option to acquire additional goods or services, that option is a separate performance obligation only if it provides a material right to the customer that the customer would not receive without entering into the contract. Under our existing collaboration agreement with Merck, due to the early stage of the licensed technology, the license of such technology was combined with the additional promises associated with each of the targets in the agreement as one combined performance obligation. Furthermore, as it relates to the option to select an additional collaboration target, we determined that the option did not represent a material right. The option instead represents a customer option to purchase additional goods or services and was therefore accounted for as a separate contract.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options and employee stock purchase rights, recognized on a straight-line basis over the requisite service period for stock options and over the respective offering period for employee stock purchase plan rights. The grant date fair value of the equity awards is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. See Note 5 to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock option grants. Equity award forfeitures are recognized as they occur.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) December 31, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Janux Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Janux Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 10, 2023

Janux Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$51,426	$35,582
Short-term investments	275,590	339,383
Prepaid expenses and other current assets	5,423	2,054
Total current assets	332,439	377,019
Restricted cash	816	816
Property and equipment, net	7,086	1,412
Operating lease right-of-use assets	22,279	185
Other long-term assets	1,390	392
Total assets	$364,010	$379,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,159	$2,458
Accrued liabilities	8,010	3,779
Current portion of deferred revenue	5,406	5,163
Unvested stock liabilities	169	1,203
Current portion of operating lease liabilities	763	194
Total current liabilities	16,507	12,797
Deferred revenue, net of current portion	2,221	700
Operating lease liabilities, net of current portion	24,542	—
Total liabilities	43,270	13,497

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at December 31, 2022 and 2021, respectively; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at December 31, 2022 and 2021, respectively; issued shares – 41,684,666 and 41,622,962 at December 31, 2022 and 2021, respectively; outstanding shares – 41,616,260 and 41,243,137 at December 31, 2022 and 2021, respectively	42	41
Additional paid-in capital	432,703	413,967
Accumulated other comprehensive loss	(1,535)	(270)
Accumulated deficit	(110,470)	(47,411)
Total stockholders’ equity	320,740	366,327
Total liabilities and stockholders’ equity	$364,010	$379,824

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$8,612	$3,637
Operating expenses:
Research and development (includes related party amounts of $537 and $1,609, respectively)	53,441	26,237
General and administrative (includes related party amounts of $91 and $325, respectively)	22,262	10,329
Total operating expenses	75,703	36,566
Loss from operations	(67,091)	(32,929)
Other income:
Interest income	4,032	257
Total other income	4,032	257
Net loss	$(63,059)	$(32,672)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(1,265)	(270)
Comprehensive loss	$(64,324)	$(32,942)
Net loss per common share, basic and diluted	$(1.52)	$(1.39)
Weighted-average shares of common stock outstanding, basic and diluted	41,469,631	23,530,252

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	6,838,829	21,624	1,046,599	1	100	—	(14,739)	(14,638)
Issuance of Series A convertible preferred stock, net of $278 of issuance costs	5,894,740	55,722	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $175 of issuance costs	8,038,073	124,825	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	(20,771,642)	(202,171)	26,608,460	27	202,144	—	—	202,171
Initial public offering, net of $18,703 of issuance costs	—	—	13,110,000	13	204,154	—	—	204,167
Exercise of common stock options	—	—	113,418	—	20	—	—	20
Shares issued under employee stock purchase plan	—	—	11,452	—	164	—	—	164
Vesting of restricted shares	—	—	353,208	—	475	—	—	475
Stock-based compensation	—	—	—	—	6,910	—	—	6,910
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(32,672)	(32,672)
Balance at December 31, 2021	—	$—	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327
Exercise of common stock options	—	—	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	—	—	54,299	—	499	—	—	499
Vesting of restricted shares	—	—	311,419	1	1,033	—	—	1,034
Stock-based compensation	—	—	—	—	17,203	—	—	17,203
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(1,265)	—	(1,265)
Net loss	—	—	—	—	—	—	(63,059)	(63,059)
Balance at December 31, 2022	—	$—	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(63,059)	$(32,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	841	113
Loss on disposal of assets	—	3
Stock-based compensation	17,203	6,910
Amortization (accretion) of premiums/discounts on investments, net	(2,183)	(172)
Changes in operating assets and liabilities:
Accounts receivable	—	8,000
Prepaid expenses and other current assets	(3,369)	(1,805)
Other long-term assets	(1,270)	(392)
Accounts payable	(294)	2,139
Accrued expenses (includes related party amounts of $(25) and $(512), respectively)	4,156	3,028
Deferred revenue	1,764	(2,137)
Operating lease right-of-use assets and liabilities, net	3,289	9
Net cash used in operating activities	(42,922)	(16,976)
Cash flows from investing activities
Purchases of property and equipment	(6,445)	(1,482)
Purchases of short-term investments	(294,389)	(473,626)
Maturities of short-term investments	359,100	134,145
Net cash provided by (used in) investing activities	58,266	(340,963)
Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	55,722
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	124,825
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	500	1,810
Proceeds from initial public offering, net of issuance costs	—	204,167
Net cash provided by financing activities	500	386,524
Net increase in cash, cash equivalents and restricted cash	15,844	28,585
Cash, cash equivalents and restricted cash – beginning of year	36,398	7,813
Cash, cash equivalents and restricted cash – end of year	$52,242	$36,398

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock in connection with initial public offering	$—	$202,171
Unpaid property and equipment	$109	$38
Vesting of restricted common stock	$1,034	$475
Unrealized loss on available-for-sale securities, net	$(1,265)	$(270)
Operating lease liabilities arising from right-of-use assets	$23,422	$256

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

Forward Stock Split

In June 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation to effect a forward split of shares of the Company’s common stock on a one-for-1.281 basis, which was effected on June 4, 2021 (the “Forward Stock Split”). The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Forward Stock Split. Accordingly, the outstanding shares of common stock as of December 31, 2020 presented in the accompanying Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) give retroactive effect to the Forward Stock Split.

Liquidity and Capital Resources

From its inception through December 31, 2022, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and clinical and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $110.5 million as of December 31, 2022. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. The COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global capital markets. The impact of the COVID-19 pandemic on capital markets may affect the availability, amount and type of financing available to the Company in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform an analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that the Company has sufficient capital to fund operations for at least 12 months from the date the financial statements for the year ended December 31, 2022 are issued.

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to estimates to complete the performance obligations and the estimated transaction price for collaboration revenue, accruals for research and development expenses, stock-based compensation and fair value measurements. These estimates and assumptions are based on current

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its accounting estimates. Actual results may differ materially and adversely from these estimates.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$12,697	$12,697	$—	$—
Total cash equivalents	12,697	12,697	—	—
Short-term investments:
U.S. Treasury securities	63,016	63,016	—	—
U.S. agency bonds	67,020	—	67,020	—
U.S. agency discount notes	4,334	—	4,334	—
Corporate debt securities	1,970	—	1,970	—
Commercial paper	139,250	—	139,250	—
Total short-term investments	275,590	63,016	212,574	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$289,103	$76,529	$212,574	$—

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,020	$15,020	$—	$—
Commercial paper	9,998	—	9,998	—
Total cash equivalents	25,018	15,020	9,998	—
Short-term investments:
U.S. Treasury securities	99,247	99,247	—	—
Corporate debt securities	6,026	—	6,026	—
Commercial paper	234,110	—	234,110	—
Total short-term investments	339,383	99,247	240,136	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$365,217	$115,083	$250,134	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$51,426	$35,582
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$52,242	$36,398

Short-Term Investments

Short-term investments consist of U.S. treasury securities, U.S. agency bonds, U.S. agency discount notes, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The following tables summarize short-term investments (in thousands):

	As of December 31, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$63,675	$—	$(659)	$63,016
U.S. agency bonds	67,421	—	(401)	67,020
U.S. agency discount notes	4,321	13	—	4,334
Corporate debt securities	1,975	—	(5)	1,970
Commercial paper	139,733	26	(509)	139,250
Total	$277,125	$39	$(1,574)	$275,590

	As of December 31, 2021
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$99,457	$—	$(210)	$99,247
Corporate debt securities	6,029	—	(3)	6,026
Commercial paper	234,167	7	(64)	234,110
Total	$339,653	$7	$(277)	$339,383

The amortized cost and estimated fair value in the tables above exclude $0.7 million and $0.2 million of accrued interest receivable as of December 31, 2022 and 2021, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of December 31, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$57,369	$5,647
U.S. agency bonds	37,202	29,818
U.S. agency discount notes	4,334	—
Corporate debt securities	—	1,970
Commercial paper	139,250	—
Total	$238,155	$37,435

	As of December 31, 2021
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$51,131	$48,116
Corporate debt securities	6,026	—
Commercial paper	234,110	—
Total	$291,267	$48,116

As of December 31, 2022, 41 out of 47 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors. No allowance for credit losses has been recorded as of December 31, 2022 or December 31, 2021. Additionally, no realized gains or losses on sales of short-term investments were recorded for the years ended December 31, 2022 or December 31, 2021.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$15,566	$(82)	$47,450	$(577)	$63,016	$(659)
U.S. agency bonds	67,020	(401)	—	—	67,020	(401)
Corporate debt securities	1,970	(5)	—	—	1,970	(5)
Commercial paper	118,840	(509)	—	—	118,840	(509)
Total	$203,396	$(997)	$47,450	$(577)	$250,846	$(1,574)

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at December 31, 2021.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in a federally insured financial institution in excess of federally insured limits. The Company has not experienced any losses in such account and management believes that the Company is not exposed to significant credit risk.

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the year ended December 31, 2022, all of the Company’s revenue related to a single customer.

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, computer equipment and software, and construction in progress. Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses through December 31, 2022.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 182,194 shares and 445,326 shares from the weighted-average number of common shares outstanding for the years ended December 31, 2022 and 2021, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	December 31,
	2022	2021
Common stock options	7,345,444	5,654,663
Unvested common stock	68,406	379,825
Employee stock purchase plan shares	10,423	5,229
Total potentially dilutive shares	7,424,273	6,039,717

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

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$6,838	$1,377
Furniture and fixtures	752	—
Computer equipment and software	323	27
Construction in progress	145	139
Total property and equipment	8,058	1,543
Less: accumulated depreciation	(972)	(131)
Property and equipment, net	$7,086	$1,412

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$2,671	$1,171
Accrued research and development	4,716	2,130
Other accrued liabilities	623	478
	$8,010	$3,779

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

Future minimum noncancelable operating lease payments as of December 31, 2022 are as follows (in thousands):

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

2023	2,761
2024	3,403
2025	3,505
2026	3,611
Thereafter	24,421
Total minimum lease payments	37,701
Less: Imputed interest	(12,396)
Total operating lease liabilities	25,305
Less: Current portion of operating lease liabilities	(763)
Operating lease liabilities, net of current portion	$24,542

The Torrey Plaza lease had a remaining lease term of 10.1 years and a discount rate of 8% as of December 31, 2022. Operating lease expense for year ended December 31, 2022 was $2.8 million. Lease incentives received for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $0.7 million. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $0.2 million. Operating lease expense for year ended December 31, 2021 was immaterial. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2021 was $0.3 million.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2022, the Company is not currently party to any material legal proceedings.

4. Related Party Transactions

In January 2021, the Company entered into a Support Services Agreement (the "2021 Support Services Agreement") with COI Pharmaceuticals, Inc. (“COI”) that outlines the terms of services provided by COI to the Company, as well as the fees charged for such services. COI is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The 2021 Support Services Agreement was most recently renewed in January 2023 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Expense recognized by the Company under the 2021 Support Services Agreement for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021

Research and development	$537	$1,609
General and administrative	91	325
Total	$628	$1,934

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Registration Statements on Form S-3

In August 2022, the Company filed a shelf registration statement (File No. 333-266720), which became effective upon filing. The shelf registration statement provides us with the ability to offer up to $400.0 million of certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering. Additionally, the Company entered into a sales agreement with Jefferies Group LLC (Jefferies) with respect to an at-the-market offering program, under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Jefferies as the sales agent.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2022, there were 6,676,843 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	5,654,663	$9.65	9.22	$62,954
Granted	2,252,965	$17.24
Exercised	(7,405)	$0.17
Forfeited or cancelled	(554,779)	$13.87
Balance at December 31, 2022	7,345,444	$11.67	8.31	$29,806
Vested and expected to vest at December 31, 2022	7,345,444	$11.67	8.31	$29,806
Exercisable at December 31, 2022	4,954,426	$8.08	7.95	$28,629

The weighted-average grant date fair value per share of option grants for the years ended December 31, 2022 and 2021 was $12.35 and $8.01, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2022 and 2021 was $0.1 million and $1.0 million, respectively. As of December 31, 2022, total unrecognized stock-based compensation cost associated with option grants was $40.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under its Plans were as follows:

Year Ended December 31,
	2022	2021
Risk-free interest rate	1.5% – 4.2%	0.8% – 1.6%
Expected volatility	81% – 85%	83% – 87%
Expected term (in years)	5.3 – 6.1	5.5 – 10.0
Expected dividend yield	—	—

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. Stock-based compensation expense related to the ESPP was $0.6 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to the ESPP was $1.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$7,235	$3,018
General and administrative	9,968	3,892
Total	$17,203	$6,910

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2021	379,825	$1,203
Vested shares	(311,419)	(1,034)
Balance at December 31, 2022	68,406	$169

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2022	2021
Common stock options outstanding	7,345,444	5,654,663
Shares available for issuance under the Plans	4,012,001	3,629,039
Shares available for issuance under the ESPP	816,478	454,548
Total	12,173,923	9,738,250

6. Research Collaboration and Exclusive License Agreement

In December 2020, the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck Sharp & Dohme Corp. (“Merck”) an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target”, together the “Collaboration Targets”) related to next generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, they have the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected the First Collaboration Target upon execution of the Merck Agreement and selected the Second Collaboration Target in May 2022. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million paid upon the selection of the Second Collaboration Target, (iii) research program funding (iv) development and regulatory milestones, (v) commercial milestones, and (vi) royalty payments.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

The Company concluded that Merck represented a customer and has accounted for the initial units of account in accordance with FASB’s Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). As it relates to Merck's option to select a Second Collaboration Target, which was exercised during the year ended December 31, 2022, the Company concluded that this option represented a customer option to purchase additional goods or services that is not a material right and, therefore, is accounted for as a separate contract and separate performance obligation to purchase the additional goods or services.

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

In accordance with ASC 606, the Company determined that the transaction price under the Merck Agreement for each the First Collaboration Target and the Second Collaboration Target is $11.4 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding for each the First Collaboration Target and the Second Collaboration Target of $3.4 million. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022 was $0.5 million for the First Collaboration Target and $10.0 million for the Second Collaboration Target.

The Company concluded that there was not a significant financing component under the Merck Agreement. With respect to the remaining variable consideration within the Merck Agreement, including milestone and royalty payments, the Company determined that as of December 31, 2022 these payments were probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

Consideration received for each Collaboration Target is recorded as deferred revenue and recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations for each Collaboration Target. Revenue associated with the upfront payment and research program funding for each Collaboration Target is recognized based on actual total full-time equivalent employees (“FTEs”) utilized as a percentage of total FTEs expected to be utilized over the expected term of conduct of the research services performed for each respective Collaboration Target. The Company estimates the remaining term of these research services, over which revenue will be recognized, to be 0.3 years for the First Collaboration Target and 1.7 years for the Second Collaboration Target as of December 31, 2022.

The Company recognized $8.6 million and $3.6 million of revenue under the Merck Agreement for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, aggregate deferred revenue related to the Merck Agreement was $7.6 million,

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

$5.4 million of which was classified as current. The Company had no accounts receivable outstanding as of December 31, 2022 or 2021. The remaining performance obligations under the Merck Agreement for each Collaboration Target relate to the Company’s conduct of research services and the Company’s participation in a joint research committee.

7. Income Taxes

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2022 or 2021. The net losses for the years ended December 31, 2022 and 2021 were generated solely in the United States.

A reconciliation of the Company’s income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Expected tax benefit computed at federal statutory rate	$(13,242)	$(6,861)
State income taxes, net of federal tax benefit	(3,754)	(2,169)
Permanent differences	1,899	324
Research and development credits	(2,930)	(745)
Reserve for uncertain tax positions	715	253
Other	80	328
Change in valuation allowance	17,232	8,870
Income tax expense (benefit)	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$16,261	$11,134
Research and development credit carryforwards	3,377	1,179
Stock-based compensation	3,453	1,273
Lease liability	7,081
Capitalized research and development	8,310	54
Other	430	77
Total deferred tax assets	38,912	13,717
Valuation allowance	(30,976)	(13,390)
Net deferred tax assets	7,936	327
Deferred tax liabilities:
Property and equipment	(1,519)	(106)
ROU asset	(6,235)
Other	(182)	(221)
Total gross deferred tax liabilities	(7,936)	(327)
Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets at December 31, 2022 and 2021.

At December 31, 2022, the Company had federal and state net operating loss ("NOL") carryforwards of $50.0 million and $82.0 million, respectively. Federal NOL carryforwards totaling $0.5 million begin to expire in 2037, unless previously utilized, and federal NOL carryforwards of $49.5 million generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $82.0 million begin to expire in 2037, unless previously utilized. In

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

addition, the Company also has federal and state research and development ("R&D") credit carryforwards totaling $3.1 million and $1.9 million respectively. The federal R&D credit carryforwards will begin to expire in 2037 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company's NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed such an ownership change analysis pursuant to Section 382 of the Code. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. Further, due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the effective tax rate.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$510	$234
Decreases related to prior year tax positions	—	(50)
Increases related to current year tax positions	763	326
Balance at end of year	$1,273	$510

The Company had no accrual for interest or penalties on the Company's balance sheets at December 31, 2022 or 2021, and has not recognized interest and/or penalties in the statement of operations and comprehensive loss for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had unrecognized tax benefits of $1.3 million and $0.5 million, respectively, which if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefit over the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company's tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. Further, the Company is not currently under examination by any federal, state or local tax authority.

8. 401(k) Plan

Effective April 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of up to 3% of eligible employees’ compensation. Employer contributions for the years ended December 31, 2022 and 2021 were immaterial.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed "Election of Directors" and "Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2022 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

4.4	Description of Registrant’s Common Stock. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).
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

10.9*

Support Services Agreement, by and between the Registrant and COI Pharmaceuticals, Inc., dated January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

10.10*

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

10.14+

Employment Agreement, by and between the Registrant and Shahram Salek-Ardakani, Ph.D., dated May 11, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).

10.15+

Employment Agreement, by and between the Registrant and Byron Robinson, Ph.D., dated January 20, 2022 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).

10.16

Lease, by and between the Registrant and UTC Properties LLC, dated August 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2021).

10.17

Lease, by and between the Registrant and Pacific Plaza Owner LLC, dated October 1, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).

10.18

Open Market Sale AgreementSM, dated August 9, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-266720), filed August 9, 2022).

10.19+	Transition and Consulting Agreement, by and between the Registrant and Shahram Salek-Ardakani, Ph.D., dated November 10, 2022.
10.20+	Employment Agreement, by and between the Registrant and Charles Winter, dated February 12, 2021.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: March 10, 2023	By:	/s/ David Campbell, Ph.D.
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

Name	Title	Date

/s/ David Campbell, Ph.D.	President and Chief Executive Officer and Director	March 10, 2023
David Campbell, Ph.D.	(Principal Executive Officer)

/s/ Tighe Reardon	Acting Chief Financial Officer	March 10, 2023
Tighe Reardon	(Principal Financial and Accounting Officer)

/s/ Jay Lichter, Ph.D.	Chairperson of the Board of Directors	March 10, 2023
Jay Lichter, Ph.D.

/s/ Ron Barrett, Ph.D.	Director	March 10, 2023
Ron Barrett, Ph.D.

/s/ Vickie Capps	Director	March 10, 2023
Vickie Capps

/s/ Sheila Gujrathi, M.D.	Director	March 10, 2023
Sheila Gujrathi, M.D.

/s/ Winston Kung	Director	March 10, 2023
Winston Kung

/s/ Alana McNulty	Director	March 10, 2023
Alana McNulty

/s/ Jake Simson, Ph.D.	Director	March 10, 2023
Jake Simson, Ph.D.

/s/ Peter Thompson, M.D.	Director	March 10, 2023
Peter Thompson, M.D.