Form 10-Q
period 2023-03-31
Janux Therapeutics, Inc.
filed 2023-05-09
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the Registrant had 41,833,315 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,355	$51,426
Accounts receivable	750	—
Short-term investments	286,520	275,590
Prepaid expenses and other current assets	3,774	5,423
Total current assets	321,399	332,439
Restricted cash	816	816
Property and equipment, net	7,203	7,086
Operating lease right-of-use assets	21,927	22,279
Other long-term assets	1,611	1,390
Total assets	$352,956	$364,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,051	$2,159
Accrued liabilities	7,737	8,010
Current portion of deferred revenue	4,935	5,406
Unvested stock liabilities	35	169
Current portion of operating lease liabilities	1,356	763
Total current liabilities	16,114	16,507
Deferred revenue, net of current portion	1,394	2,221
Operating lease liabilities, net of current portion	24,184	24,542
Total liabilities	41,692	43,270

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at March 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at March 31, 2023 and December 31, 2022, respectively; issued shares – 41,833,315 and 41,684,666 at March 31, 2023 and December 31, 2022, respectively; outstanding shares – 41,802,807 and 41,616,260 at March 31, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	439,890	432,703
Accumulated other comprehensive loss	(739)	(1,535)
Accumulated deficit	(127,929)	(110,470)
Total stockholders’ equity	311,264	320,740
Total liabilities and stockholders’ equity	$352,956	$364,010

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$2,048	$1,589
Operating expenses:
Research and development	15,865	10,184
General and administrative	6,464	4,947
Total operating expenses	22,329	15,131
Loss from operations	(20,281)	(13,542)
Other income:
Interest income	2,822	132
Total other income	2,822	132
Net loss	$(17,459)	$(13,410)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	796	(1,567)
Comprehensive loss	$(16,663)	$(14,977)
Net loss per common share, basic and diluted	$(0.42)	$(0.32)
Weighted-average shares of common stock outstanding, basic and diluted	41,763,971	41,315,482

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Exercise of common stock options	148,649	—	1,580	—	—	1,580
Vesting of restricted shares	37,898	—	134	—	—	134
Stock-based compensation	—	—	5,473	—	—	5,473
Unrealized gain on available-for-sale securities, net	—	—	—	796	—	796
Net loss	—	—	—	—	(17,459)	(17,459)
Balance at March 31, 2023	41,802,807	$42	$439,890	$(739)	$(127,929)	$311,264

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327
Exercise of common stock options	6,405	—	1	—	—	1
Vesting of restricted shares	144,118	—	503	—	—	503
Stock-based compensation	—	—	3,958	—	—	3,958
Unrealized loss on available-for-sale securities, net	—	—	—	(1,297)	—	(1,297)
Net loss	—	—	—	—	(13,410)	(13,410)
Balance at March 31, 2022	41,393,660	$41	$418,429	$(1,567)	$(60,821)	$356,082

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,459)	$(13,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	453	81
Stock-based compensation	5,473	3,958
Accretion of discounts on investments, net	(1,678)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(750)	—
Prepaid expenses and other current assets	1,649	(1,400)
Other long-term assets	(221)	55
Accounts payable	(107)	(740)
Accrued expenses	(560)	1,158
Deferred revenue	(1,298)	(1,214)
Operating lease right-of-use assets and liabilities, net	587	14
Net cash used in operating activities	(13,911)	(11,522)
Cash flows from investing activities
Purchases of property and equipment	(285)	(971)
Purchases of short-term investments	(71,705)	(45,061)
Maturities of short-term investments	63,250	77,100
Net cash provided by (used in) investing activities	(8,740)	31,068
Cash flows from financing activities
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	1,580	1
Net cash provided by financing activities	1,580	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,071)	19,547
Cash, cash equivalents and restricted cash – beginning of year	52,242	36,398
Cash, cash equivalents and restricted cash – end of period	$31,171	$55,945

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$395	$396
Vesting of restricted common stock	$134	$503
Unrealized gain (loss) on available-for-sale securities, net	$796	$(1,297)

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

Liquidity and Capital Resources

From its inception through March 31, 2023, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and clinical and preclinical assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $127.9 million as of March 31, 2023. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of the COVID-19 pandemic and other public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels, as well as recent or anticipated changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Assets:
Cash equivalents:
Money market funds	$28,947	$28,947	$—	$—
Total cash equivalents	28,947	28,947	—	—
Short-term investments:
U.S. Treasury securities	45,029	45,029	—	—
U.S. agency bonds	78,801	—	78,801	—
U.S. agency discount notes	4,378	—	4,378	—
Asset-backed securities	4,914	—	4,914	—
Corporate debt securities	1,968	—	1,968	—
Commercial paper	151,430	—	151,430	—
Total short-term investments	286,520	45,029	241,491	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$316,283	$74,792	$241,491	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$12,697	$12,697	$—	$—
Total cash equivalents	12,697	12,697	—	—
Short-term investments:
U.S. Treasury securities	63,016	63,016	—	—
U.S. agency bonds	67,020	—	67,020	—
U.S. agency discount notes	4,334	—	4,334	—
Corporate debt securities	1,970	—	1,970	—
Commercial paper	139,250	—	139,250	—
Total short-term investments	275,590	63,016	212,574	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$289,103	$76,529	$212,574	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$30,355	$51,426
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$31,171	$52,242

Short-Term Investments

Short-term investments consist of U.S. Treasury securities, U.S. agency bonds, U.S. agency discount notes, asset-backed securities, corporate debt securities and commercial paper, all of which are highly rated by Moody’s, S&P, and Fitch. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

The following tables summarize short-term investments (in thousands):

	As of March 31, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,209	$7	$(187)	$45,029
U.S. agency bonds	79,054	11	(264)	78,801
U.S. agency discount notes	4,374	4	—	4,378
Asset-backed securities	4,921	—	(7)	4,914
Corporate debt securities	1,980	—	(12)	1,968
Commercial paper	151,721	13	(304)	151,430
Total	$287,259	$35	$(774)	$286,520

	As of December 31, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$63,675	$—	$(659)	$63,016
U.S. agency bonds	67,421	—	(401)	67,020
U.S. agency discount notes	4,321	13	—	4,334
Corporate debt securities	1,975	—	(5)	1,970
Commercial paper	139,733	26	(509)	139,250
Total	$277,125	$39	$(1,574)	$275,590

The amortized cost and estimated fair value in the tables above exclude $0.7 million and $0.7 million of accrued interest receivable as of March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of March 31, 2023
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$39,307	$5,722
U.S. agency bonds	63,674	15,127
U.S. agency discount notes	4,378	—
Asset-backed securities	—	4,914
Corporate debt securities	1,968	—
Commercial paper	151,430	—
Total	$260,757	$25,763

	As of December 31, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$57,369	$5,647
U.S. agency bonds	37,202	29,818
U.S. agency discount notes	4,334	—
Corporate debt securities	—	1,970
Commercial paper	139,250	—
Total	$238,155	$37,435

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

As of March 31, 2023, 38 out of 48 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of March 31, 2023 or December 31, 2022.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$39,307	$(187)	$39,307	$(187)
U.S. agency bonds	63,674	(264)	—	—	63,674	(264)
Asset-backed securities	4,914	(7)	—	—	4,914	(7)
Corporate debt securities	1,968	(12)	—	—	1,968	(12)
Commercial paper	124,409	(304)	—	—	124,409	(304)
Total	$194,965	$(587)	$39,307	$(187)	$234,272	$(774)

	As of December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$15,566	$(82)	$47,450	$(577)	$63,016	$(659)
U.S. agency bonds	67,020	(401)	—	—	67,020	(401)
Corporate debt securities	1,970	(5)	—	—	1,970	(5)
Commercial paper	118,840	(509)	—	—	118,840	(509)
Total	$203,396	$(997)	$47,450	$(577)	$250,846	$(1,574)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company invests its cash reserves in money market funds or available-for-sale debt securities in accordance with its investment policy. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer in order to maintain appropriate diversification. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such account and management believes that the Company is not exposed to significant credit risk.

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of March 31, 2023, and December 31, 2022, all of the Company’s accounts receivable, if any, relate to a single customer. For the three months ended March 31, 2023, all of the Company’s revenue related to a single customer.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss is unrealized gain (loss) on available-for-sale securities. Comprehensive losses have been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 49,457 shares and 307,765 shares from the weighted-average number of common shares outstanding for the three months ended March 31, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

	March 31,
	2023	2022
Common stock options	8,889,905	7,122,220
Unvested common stock	30,508	235,707
Employee stock purchase plan shares	44,231	23,672
Total potentially dilutive shares	8,964,644	7,381,599

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$7,173	$6,838
Furniture and fixtures	797	752
Computer equipment and software	377	323
Construction in progress	268	145
Total property and equipment	8,615	8,058
Less: accumulated depreciation	(1,412)	(972)
Property and equipment, net	$7,203	$7,086

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$1,371	$2,671
Accrued research and development	5,632	4,716
Other accrued liabilities	734	623
Accrued liabilities	$7,737	$8,010

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

Future minimum noncancelable operating lease payments as of March 31, 2023 are as follows (in thousands):

2023 (remaining)	2,489
2024	3,403
2025	3,505
2026	3,611
Thereafter	24,421
Total minimum lease payments	37,429
Less: Imputed interest	(11,889)
Total operating lease liabilities	25,540
Less: Current portion of operating lease liabilities	(1,356)
Operating lease liabilities, net of current portion	$24,184

The Torrey Plaza lease had a remaining lease term of 9.8 years and a discount rate of 8% as of March 31, 2023. Operating lease expense included in the measurement of lease liabilities for the three months ended March 31, 2023 was $0.9 million. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 was $0.3 million. Operating lease expense and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 were immaterial.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2023, the Company is not currently party to any material legal proceedings.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Operating expense recognized by the Company under the 2021 Support Services Agreement for the three months ended March 31, 2023 was immaterial. Operating expense recognized by the Company under the 2021 Support Services Agreement for the three months ended March 31, 2022 was as follows (in thousands):

Three Months Ended March 31, 2022
Research and development	$208
General and administrative	42
Total	$250

5. Stockholders’ Equity

Shelf Registration Statement

In August 2022, the Company filed a shelf registration statement (File No. 333-266720), which was declared effective in September 2022. The shelf registration statement provides the Company with the ability to offer up to $400.0 million of certain securities, including shares of its common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering. Additionally, in August 2022, the Company entered into an Open Market Sale AgreementSM (“Sale Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100.0 million through which Jefferies would act as sales agent. As of March 31, 2023, $100.0 million of common stock remained available for sale under the Sale Agreement. On May 5, 2023, the Company delivered written notice to Jefferies of its decision to terminate the Sale Agreement, which termination was effective immediately on the date of delivery.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2023, there were 8,759,876 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	7,345,444	$11.67	8.31	$29,806
Granted	1,730,000	$14.06
Exercised	(148,649)	$10.63
Forfeited or cancelled	(36,890)	$16.09
Balance at March 31, 2023	8,889,905	$12.13	8.53	$24,122
Vested and expected to vest at March 31, 2023	8,889,905	$12.13	8.53	$24,122
Exercisable at March 31, 2023	5,301,088	$9.09	8.01	$23,378

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2023 and 2022 was $10.21, and $14.02, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2023 and 2022 was $1.5 million and $0.1 million, respectively. As of March 31, 2023, total unrecognized stock-based compensation cost associated with option grants was $52.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.5% – 4.2%	1.5% – 1.7%
Expected volatility	83%	84% – 85%
Expected term (in years)	6.0	6.1
Expected dividend yield	—	—

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the three months ended March 31, 2023 and 2022, stock-based compensation expense related to the ESPP was immaterial. As of March 31, 2023, total unrecognized stock-based compensation expense related to the ESPP was $1.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,358	$1,660
General and administrative	3,115	2,298
Total	$5,473	$3,958

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2022	68,406	$169
Vested shares	(37,898)	(134)
Balance at March 31, 2023	30,508	$35

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31,	December 31,
	2023	2022
Common stock options outstanding	8,889,905	7,345,444
Shares available for issuance under the Plans	4,403,124	4,012,001
Shares available for issuance under the ESPP	1,233,324	816,478
Total	14,526,353	12,173,923

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The Company recognized $2.0 million and $1.6 million of revenue under the Merck Agreement for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, aggregate deferred revenue related to the Merck Agreement was $6.3 million, $4.9 million of which was classified as current. The Company had $0.8 million and $0 of accounts receivable outstanding as of March 31, 2023 and December 31, 2022, respectively. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s participation in a joint research committee for the Second Collaboration Target. The performance obligations related to the First Collaboration Target were completed as of March 31, 2023. As it relates to the Second Collaboration Target, the Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.4 years as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and related notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 10, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technology to our Tumor Activated T Cell Engager (TRACTr) and Tumor Activated Immunomodulator (TRACIr) platforms to better treat patients suffering from cancer. Our initial focus is on developing a novel class of T cell engagers (TCEs), and our lead product candidates are designed to target clinically validated drug targets. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) overactivation of the immune system leading to cytokine release syndrome (CRS), (ii) on-target, healthy tissue toxicities and (iii) poor pharmacokinetics (PK) leading to short half-life. We use our TRACTr platform technology to engineer product candidates designed to overcome these limitations. We are developing a broad pipeline with lead programs targeting prostate-specific membrane antigen (PSMA), epidermal growth factor receptor (EGFR), and trophoblast cell surface antigen 2 (TROP2). In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer and we anticipate providing an interim clinical update from the trial in the second half of 2023. In April 2023, the first patient was dosed with our EGFR-TRACTr (JANX008) in our first-in-human Phase 1 clinical trial in patients with advanced or metastatic solid tumors including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. For our TROP2-TRACTr we expect to select a development candidate in 2023. We are also applying our proprietary technology to develop a TRACIr costimulatory bispecific product candidate (JANX009) against programmed death-ligand 1 (PD-L1) and Cluster of Differentiation 28 (CD28) designed to further enhance the anti-tumor activity of T cells, which we believe has the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We expect to submit an Investigational New Drug application (IND) for this product candidate in 2023. Based on data we have generated in non-human primates (NHPs), we believe our TRACTr and TRACIr product candidates have the potential for (i) significantly reduced risk of toxic CRS responses, (ii) reduced risk of on-target, healthy tissue toxicities, and (iii) improved half-life with once-weekly dosing in humans.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and development for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO) and amounts received under a collaboration agreement with Merck Sharp & Dohme Corp. (Merck).

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $17.5 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $127.9 million.

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

Our Research Collaboration with Merck

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates that are distinct from those in our internally developed pipeline (the Merck Agreement). Merck has the right to select up to two collaboration targets (each a Collaboration Target) related to next generation T cell engager immunotherapies for the treatment of cancer. Merck selected the first Collaboration Target upon execution of the agreement and selected the second Collaboration Target in May 2022. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck provides research funding under the collaboration.

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including those associated with the COVID-19 pandemic and other public health crises, bank failures, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, in 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of certain financial institutions. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from the risks and uncertainties as described above and have not experienced any material disruption to our operations to date.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $2.0 million and $1.6 million of revenue under the Merck Agreement for the three months ended March 31, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$2,048	$1,589	$459
Operating expenses:
Research and development	15,865	10,184	5,681
General and administrative	6,464	4,947	1,517
Total operating expenses	22,329	15,131	7,198
Loss from operations	(20,281)	(13,542)	(6,739)
Other income	2,822	132	2,690
Net loss	$(17,459)	$(13,410)	$(4,049)

Collaboration Revenue

Collaboration revenues were $2.0 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.4 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct costs:
JANX007	$1,716	$1,131	$585
JANX008	1,342	2,263	(921)
Preclinical stage programs and other direct unallocated costs	5,608	2,666	2,942
Total direct costs	8,666	6,060	2,606
Indirect costs	7,199	4,124	3,075
Total research and development expenses	$15,865	$10,184	$5,681

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended March 31, 2023 and 2022. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $15.9 million and $10.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $5.7 million was primarily due to increases in indirect costs of $3.1 million, preclinical stage programs and other unallocated direct costs of $2.9 million and direct costs related to JANX007 of $0.6 million, offset by decreases in direct costs related to JANX008 of $0.9 million. The increase in indirect costs was primarily due to personnel costs of $1.2 million, stock-based compensation expense of $0.7 million, and facilities and other costs of $1.2 million as operations grew in support of program advances.

General and Administrative Expense

General and administrative expenses were $6.5 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.6 million was primarily due to increases in stock-based compensation of $0.8 million and personnel and facilities related costs of $0.8 million.

Other Income

Other income was $2.8 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.7 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of March 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $317.7 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In August 2022, we filed a shelf registration statement (File No. 333-266720), which was declared effective in September 2022. The shelf registration statement provides us with the ability to offer up to $400.0 million of certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering. Additionally, in August 2022, we entered into an Open Market Sale AgreementSM (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100.0 million through which Jefferies would act as sales agent. As of March 31, 2023, $100.0 million of common stock remained available for sale under the Sale Agreement. On May 5, 2023, we delivered written notice to Jefferies of our decision to terminate the Sale Agreement, which termination was effective immediately on the date of delivery.

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,911)	$(11,522)
Investing activities	(8,740)	31,068
Financing activities	1,580	1
Net increase in cash, cash equivalents and restricted cash	$(21,071)	$19,547

Operating Activities

Net cash used in operating activities of $13.9 million for the three months ended March 31, 2023 was primarily due to our net loss of $17.5 million and a change in operating assets and liabilities and other non-cash charges of $1.9 million, adjusted for $5.5 million of stock-based compensation expense. Net cash used in operating activities of $11.5 million for the three months ended March 31, 2022 was primarily due to our net loss of $13.4 million and a change in operating assets and liabilities and other non-cash charges of $2.1 million, adjusted for $4.0 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $8.7 million for the three months ended March 31, 2023 was primarily due to $8.4 million of net purchases of short-term investments and our purchase of property and equipment, primarily consisting of laboratory equipment of $0.3 million. Net cash provided by investing activities of $31.1 million for the three months ended March 31, 2022 was primarily due to $32.1 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.0 million.

Financing Activities

Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2023 was due to proceeds from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2022 was immaterial.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Acting Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2023 and 2022, our net losses were $17.5 million and $13.4 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of March 31, 2023, we had $316.9 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the military conflict in Ukraine and Russia, and bank failures; and
•
the costs of operating as a public company.

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

To the extent we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. For example, we have entered into a collaboration with Merck to develop certain specified product candidates, which contains exclusive license rights in favor of Merck. If Merck decides not to pursue the collaboration, we will not receive the benefit of the milestone and royalty payments that we would otherwise potentially receive pursuant to our collaboration with Merck and accordingly may need to raise capital from other sources. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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
•
the FDA’s, the EMA's, the European Commission's or comparable foreign regulatory authorities' disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
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

Separately, the FDA and regulatory authorities outside the United States have and may adopt restrictions or other policy measures in response to the global COVID-19 pandemic or other public health crises that divert resources and delay their attention from any submissions we may make. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We may not realize the benefits of any acquisitions, collaborations, in-license or strategic alliances that we enter into.*

We have entered into a research collaboration and exclusive license agreement with Merck and in the future may seek and form strategic alliances, create joint ventures or additional collaborations, or enter into acquisitions or licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct substantially all of our operations remotely and at our facilities in San Diego, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. There also may be shortages of skilled labor due to the COVID-19 pandemic and other public health crises, macroeconomic conditions, or other factors that may make it more difficult for us to attract and retain qualified personnel and lead to increased labor costs. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2023, we had 62 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The COVID-19 pandemic and other epidemic diseases could adversely impact our business, including our ongoing and planned clinical trials, supply chain and business development activities.*

COVID-19 has caused, and a resurgence of COVID-19 or another health epidemic or pandemic may cause, significant disruptions that could severely impact our business and clinical trials, including:

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

A resurgence of COVID-19 or another health epidemic or pandemic may also materially affect us economically. While the potential economic impact brought by, and the duration of, a resurgence of COVID-19 or other health crises may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position.

The extent to which a resurgence of COVID-19 or other health crises may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Legislators, policymakers and healthcare insurance funds in the European Union may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we are be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of European Union and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.*

We rely upon a combination of patents, know-how and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

We are currently party to an in-license agreement under which we were granted rights to manufacture certain components of our product candidates. If we breach our obligations under this and future license agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.*

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including payment obligations for achievement of certain milestones on product sales. For example, we have licensed a cell line to manufacture these products under an agreement with WuXi Biologics. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may experience significant delays, difficulties, and costs in developing new cell lines and identifying an alternative source to manufacture components of our candidate products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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
•
the future impact of a resurgence of the COVID-19 pandemic or other health epidemic or pandemic; and
•
any other factors discussed in this Quarterly Report.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2023, we had 41,833,315 outstanding shares of common stock.

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

Pursuant to our 2021 Equity Incentive Plan (2021 Plan), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to the lesser of (i) 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. In addition, pursuant to our 2021 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, and (ii) 932,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market. We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting under the SEC rules that implement Section 404 of the Sarbanes-Oxley Act. We are also required to provide an annual management report on the effectiveness of our disclosure controls and procedures over financial reporting.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

As a result of disruptions and changes in the macro environment, including those resulting from the COVID-19 pandemic and actions taken to slow its spread, bank failures, and geo-political actions such as the United States and foreign government actions related to Russia’s invasion of Ukraine, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms or failure to access to our liquidity within the U.S. banking system could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of March 31, 2023, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of less than two years until needed to fund our operations.

Item 5. Other Information.

On May 5, 2023, we delivered written notice to Jefferies of our decision to terminate the Sale Agreement and such termination was effective immediately upon the date of such delivery (Termination Date). The Sale Agreement provided for the offer and sale of shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100.0 million through which Jefferies would act as sales agent. All of the continuing obligations under the Sale Agreement were terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the Sale Agreement. We are not subject to any termination penalties related to the termination of the Sale Agreement. Prior to termination, no shares of our common stock were sold pursuant to the Sale Agreement. The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of the Sale Agreement, a copy of which was filed as Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-266720) filed with the SEC on August 8, 2022.

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

JANUX THERAPEUTICS, INC.

Date: May 9, 2023	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)