Form 10-Q
period 2023-06-30
Janux Therapeutics, Inc.
filed 2023-08-08
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the Registrant had 46,138,810 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$33,703	$51,426
Short-term investments	269,586	275,590
Prepaid expenses and other current assets	6,013	5,423
Total current assets	309,302	332,439
Restricted cash	816	816
Property and equipment, net	7,378	7,086
Operating lease right-of-use assets	21,571	22,279
Other long-term assets	2,433	1,390
Total assets	$341,500	$364,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,910	$2,159
Accrued liabilities	9,216	8,010
Current portion of deferred revenue	5,340	5,406
Unvested stock liabilities	30	169
Current portion of operating lease liabilities	1,408	763
Total current liabilities	17,904	16,507
Deferred revenue, net of current portion	307	2,221
Operating lease liabilities, net of current portion	23,820	24,542
Total liabilities	42,031	43,270

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at June 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at June 30, 2023 and December 31, 2022, respectively; issued shares – 41,891,226 and 41,684,666 at June 30, 2023 and December 31, 2022, respectively; outstanding shares – 41,867,536 and 41,616,260 at June 30, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	445,924	432,703
Accumulated other comprehensive loss	(1,060)	(1,535)
Accumulated deficit	(145,437)	(110,470)
Total stockholders’ equity	299,469	320,740
Total liabilities and stockholders’ equity	$341,500	$364,010

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$1,057	$2,365	$3,105	$3,954
Operating expenses:
Research and development	14,924	14,086	30,789	24,270
General and administrative	6,881	5,540	13,345	10,487
Total operating expenses	21,805	19,626	44,134	34,757
Loss from operations	(20,748)	(17,261)	(41,029)	(30,803)
Other income:
Interest income	3,240	373	6,062	505
Total other income	3,240	373	6,062	505
Net loss	$(17,508)	$(16,888)	$(34,967)	$(30,298)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(321)	(340)	475	(1,637)
Comprehensive loss	$(17,829)	$(17,228)	$(34,492)	$(31,935)
Net loss per common share, basic and diluted	$(0.42)	$(0.41)	$(0.84)	$(0.73)
Weighted-average shares of common stock outstanding, basic and diluted	41,836,238	41,448,743	41,800,304	41,382,481

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Exercise of common stock options	148,649	—	1,580	—	—	1,580
Shares issued under employee stock purchase plan	57,911	—	528	—	—	528
Vesting of restricted shares	44,716	—	139	—	—	139
Stock-based compensation	—	—	10,974	—	—	10,974
Unrealized gain on available-for-sale securities, net	—	—	—	475	—	475
Net loss	—	—	—	—	(34,967)	(34,967)
Balance at June 30, 2023	41,867,536	$42	$445,924	$(1,060)	$(145,437)	$299,469

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327
Exercise of common stock options	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	32,662	—	307	—	—	307
Vesting of restricted shares	218,065	1	711	—	—	712
Stock-based compensation	—	—	8,402	—	—	8,402
Unrealized loss on available-for-sale securities, net	—	—	—	(1,637)	—	(1,637)
Net loss	—	—	—	—	(30,298)	(30,298)
Balance at June 30, 2022	41,501,269	$42	$423,388	$(1,907)	$(77,709)	$343,814

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	41,802,807	$42	$439,890	$(739)	$(127,929)	$311,264
Shares issued under employee stock purchase plan	57,911	—	528	—	—	528
Vesting of restricted shares	6,818	—	5	—	—	5
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale securities, net	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	(17,508)	(17,508)
Balance at June 30, 2023	41,867,536	$42	$445,924	$(1,060)	$(145,437)	$299,469

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	41,393,660	$41	$418,429	$(1,567)	$(60,821)	$356,082
Exercise of common stock options	1,000	—	—	—	—	—
Shares issued under employee stock purchase plan	32,662	—	307	—	—	307
Vesting of restricted shares	73,947	1	208	—	—	209
Stock-based compensation	—	—	4,444	—	—	4,444
Unrealized loss on available-for-sale securities, net	—	—	—	(340)	—	(340)
Net loss	—	—	—	—	(16,888)	(16,888)
Balance at June 30, 2022	41,501,269	$42	$423,388	$(1,907)	$(77,709)	$343,814

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(34,967)	$(30,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	924	189
Stock-based compensation	10,974	8,402
Accretion of discounts on investments, net	(3,519)	(123)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(590)	(1,987)
Other long-term assets	(1,043)	185
Accounts payable	(278)	117
Accrued expenses	883	264
Deferred revenue	(1,980)	4,797
Operating lease right-of-use assets and liabilities, net	631	859
Net cash used in operating activities	(28,965)	(17,595)
Cash flows from investing activities
Purchases of property and equipment	(865)	(1,869)
Purchases of short-term investments	(148,251)	(113,874)
Maturities of short-term investments	158,250	155,850
Net cash provided by investing activities	9,134	40,107
Cash flows from financing activities
Proceeds from exercise of vested and unvested common stock options and employee stock purchase plan	2,108	309
Net cash provided by financing activities	2,108	309
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,723)	22,821
Cash, cash equivalents and restricted cash – beginning of year	52,242	36,398
Cash, cash equivalents and restricted cash – end of period	$34,519	$59,219

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$460	$463
Vesting of restricted common stock	$139	$711
Unrealized gain (loss) on available-for-sale securities, net	$475	$(1,637)
Operating lease liabilities arising from right-of-use assets	$—	$23,078

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

Liquidity and Capital Resources

From its inception through June 30, 2023, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $145.4 million as of June 30, 2023. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the exercise of common stock options and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of COVID-19 and other public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels, as well as recent or anticipated changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023:
Assets:
Cash equivalents:
Money market funds	$29,431	$29,431	$—	$—
Total cash equivalents	29,431	29,431	—	—
Short-term investments:
U.S. Treasury securities	27,099	27,099	—	—
U.S. agency bonds	104,150	—	104,150	—
U.S. agency discount notes	4,424	—	4,424	—
Asset-backed securities	4,921	—	4,921	—
Corporate debt securities	1,978	—	1,978	—
Commercial paper	127,014	—	127,014	—
Total short-term investments	269,586	27,099	242,487	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$299,833	$57,346	$242,487	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$12,697	$12,697	$—	$—
Total cash equivalents	12,697	12,697	—	—
Short-term investments:
U.S. Treasury securities	63,016	63,016	—	—
U.S. agency bonds	67,020	—	67,020	—
U.S. agency discount notes	4,334	—	4,334	—
Corporate debt securities	1,970	—	1,970	—
Commercial paper	139,250	—	139,250	—
Total short-term investments	275,590	63,016	212,574	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$289,103	$76,529	$212,574	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$33,703	$51,426
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$34,519	$52,242

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

The following tables summarize short-term investments (in thousands):

	As of June 30, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$27,172	$—	$(73)	$27,099
U.S. agency bonds	104,875	—	(725)	104,150
U.S. agency discount notes	4,427	—	(3)	4,424
Asset-backed securities	4,974	—	(53)	4,921
Corporate debt securities	1,987	—	(9)	1,978
Commercial paper	127,211	3	(200)	127,014
Total	$270,646	$3	$(1,063)	$269,586

	As of December 31, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$63,675	$—	$(659)	$63,016
U.S. agency bonds	67,421	—	(401)	67,020
U.S. agency discount notes	4,321	13	—	4,334
Corporate debt securities	1,975	—	(5)	1,970
Commercial paper	139,733	26	(509)	139,250
Total	$277,125	$39	$(1,574)	$275,590

The amortized cost and estimated fair value in the tables above exclude $1.5 million and $0.7 million of accrued interest receivable as of June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of June 30, 2023
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$5,736	$21,363
U.S. agency bonds	58,647	45,503
U.S. agency discount notes	4,424	—
Asset-backed securities	—	4,921
Corporate debt securities	1,978	—
Commercial paper	127,014	—
Total	$197,799	$71,787

	As of December 31, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$57,369	$5,647
U.S. agency bonds	37,202	29,818
U.S. agency discount notes	4,334	—
Corporate debt securities	—	1,970
Commercial paper	139,250	—
Total	$238,155	$37,435

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

As of June 30, 2023, 40 out of 46 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of June 30, 2023 or December 31, 2022.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$27,099	$(73)	$—	$—	$27,099	$(73)
U.S. agency bonds	99,155	(720)	4,995	(5)	104,150	(725)
U.S. agency discount notes	4,424	(3)	—	—	4,424	(3)
Asset-backed securities	4,921	(53)	—	—	4,921	(53)
Corporate debt securities	1,978	(9)	—	—	1,978	(9)
Commercial paper	99,633	(200)	—	—	99,633	(200)
Total	$237,210	$(1,058)	$4,995	$(5)	$242,205	$(1,063)

	As of December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$15,566	$(82)	$47,450	$(577)	$63,016	$(659)
U.S. agency bonds	67,020	(401)	—	—	67,020	(401)
Corporate debt securities	1,970	(5)	—	—	1,970	(5)
Commercial paper	118,840	(509)	—	—	118,840	(509)
Total	$203,396	$(997)	$47,450	$(577)	$250,846	$(1,574)

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of June 30, 2023, and December 31, 2022, all of the Company’s accounts receivable, if any, relate to a single customer. For the three and six months ended June 30, 2023 and 2022, all of the Company’s revenue related to a single customer.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities. The Company has excluded weighted-average unvested shares of 26,987 shares, 197,515 shares, 38,160 shares and 252,335 shares from the weighted-average number of shares of common stock outstanding for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

	June 30,
	2023	2022
Common stock options	9,076,276	7,548,970
Unvested common stock	23,690	161,760
Employee stock purchase plan shares	8,276	5,936
Total potentially dilutive shares	9,108,242	7,716,666

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$7,503	$6,838
Furniture and fixtures	792	752
Computer equipment and software	496	323
Assets not placed in service	470	145
Total property and equipment	9,261	8,058
Less: accumulated depreciation	(1,883)	(972)
Property and equipment, net	$7,378	$7,086

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$1,665	$2,671
Accrued research and development	6,529	4,716
Other accrued liabilities	1,022	623
Accrued liabilities	$9,216	$8,010

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

Future minimum noncancelable operating lease payments as of June 30, 2023 are as follows (in thousands):

2023 (remaining)	$1,673
2024	3,403
2025	3,505
2026	3,611
2027	3,719
Thereafter	20,702
Total minimum lease payments	36,613
Less: Imputed interest	(11,385)
Total operating lease liabilities	25,228
Less: Current portion of operating lease liabilities	(1,408)
Operating lease liabilities, net of current portion	$23,820

The Torrey Plaza lease had a remaining lease term of 9.6 years and a discount rate of 8% as of June 30, 2023. Operating lease expense included in the measurement of lease liabilities for the three and six months ended June 30, 2023 was $0.9 million and $1.7 million. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2023 was $0.8 million and $1.1 million. Operating lease expense included in the measurement of lease liabilities for the three and six months ended June 30, 2022 was $0.9 million and $1.0 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2022 was immaterial.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2023, the Company is not currently party to any material legal proceedings.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Operating expense recognized by the Company under the 2021 Support Services Agreement for the three and six months ended June 30, 2023 was immaterial. Operating expense recognized by the Company under the 2021 Support Services Agreement for the three and six months ended June 30, 2022 was as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Research and development	$197	$405
General and administrative	22	64
Total	$219	$469

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

In August 2022, the Company entered into an Open Market Sale AgreementSM (“Sale Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100.0 million through which Jefferies would act as sales agent. In May 2023, the Company terminated the Sale Agreement.

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“New Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. There was no activity from the New Sale Agreement during the six months ended June 30, 2023. As of June 30, 2023, $150.0 million of common stock remained available for sale under the New Sale Agreement.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

determined by the Company’s board of directors. As of June 30, 2023, there were 8,759,876 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	7,345,444	$11.67	8.31	$29,806
Granted	1,974,250	$13.91
Exercised	(148,649)	$10.63
Forfeited or cancelled	(94,769)	$16.11
Balance at June 30, 2023	9,076,276	$12.13	7.66	$22,988
Vested and expected to vest at June 30, 2023	9,076,276	$12.13	7.66	$22,988
Exercisable at June 30, 2023	5,531,378	$9.41	7.02	$22,513

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2023 and 2022 was $10.09, and $12.65, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2023 and 2022 was $1.5 million and $0.1 million, respectively. As of June 30, 2023, total unrecognized stock-based compensation cost associated with option grants was $49.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.5% – 4.2%	1.5% – 3.6%
Expected volatility	83% – 87%	81% – 85%
Expected term (in years)	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the three and six months ended June 30, 2023, stock-based compensation expense related to the ESPP was $0.4 million and $0.6 million, respectively. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively. As of June 30, 2023, total unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,449	$2,023	$4,807	$3,683
General and administrative	3,052	2,421	6,167	4,719
Total	$5,501	$4,444	$10,974	$8,402

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2022	68,406	$169
Vested shares	(44,716)	(139)
Balance at June 30, 2023	23,690	$30

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30,	December 31,
	2023	2022
Common stock options outstanding	9,076,276	7,345,444
Shares available for issuance under the Plans	4,216,753	4,012,001
Shares available for issuance under the ESPP	1,175,413	816,478
Total	14,468,442	12,173,923

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The Company recognized $1.1 million, $2.4 million, $3.1 million, and $4.0 million of revenue under the Merck Agreement for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, aggregate deferred revenue related to the Merck Agreement was $5.6 million, $5.3 million of which was classified as current. The Company did not have an accounts receivable balance outstanding as of June 30, 2023 and December 31, 2022. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s participation in a joint research committee for the Second Collaboration Target. The performance obligations related to the First Collaboration Target were completed as of June 30, 2023. As it relates to the Second Collaboration Target, the Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.2 years as of June 30, 2023.

7. Subsequent Events

In July 2023, the Company closed an underwritten offering of 4,153,717 shares of its common stock and pre-funded warrants to purchase 583,483 shares of common stock. The shares of common stock were sold at a price of $12.46 per share and the pre-funded warrants were sold at a price of $12.459 per pre-funded warrant, resulting in gross proceeds of $59.0 million. Fees related to the offering included underwriting discounts, commissions, and estimated offering expenses in the aggregate amount of $2.5 million, resulting in estimated net proceeds of $56.5 million.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In July 2023 we announced interim clinical data for JANX007 which displayed meaningful PSA drops in-line with what has been achieved by un-masked T cell engagers, and we believe displayed a differentiated profile with regards to CRS, healthy tissue toxicities and PK, consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. The first patient for this trial was dosed in April 2023. We are also developing a trophoblast cell surface antigen 2 or TROP2-TRACTr, a clinically validated anti-tumor target that is overexpressed in various cancer types, such as breast, lung, urothelial, endometrial, ovarian, prostate, pancreatic, gastric, colon, head and neck, and glioma. We expect to select a TROP2-TRACTr development candidate in 2023. Our TRACIr drug candidate, JANX009, is a programmed death-ligand 1 or PD-L1-TRACIr and is being investigated in preclinical studies for the treatment of solid tumors. We expect to be ready to submit an Investigational New Drug application (IND) for this product candidate in 2023. In addition to named programs, we are generating a number of unnamed TRACTr and TRACIr programs for potential future development. With the additional capital raised from our underwritten offering in July 2023, we are well-positioned to advance another program into clinical trials and advance additional preclinical programs. We are currently assessing priorities in our preclinical pipeline.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and development for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO), the issuance of common stock and pre-funded warrants in public offerings and amounts received under a collaboration agreement with Merck Sharp & Dohme Corp. (Merck).

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $35.0 million and $30.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $145.4 million.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including those associated with COVID-19 and other public health crises, bank failures, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, in 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of certain financial institutions. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from the risks and uncertainties as described above and have not experienced any material disruption to our operations to date.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $3.1 million and $4.0 million of revenue under the Merck Agreement for the six months ended June 30, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$1,057	$2,365	$(1,308)
Operating expenses:
Research and development	14,924	14,086	838
General and administrative	6,881	5,540	1,341
Total operating expenses	21,805	19,626	2,179
Loss from operations	(20,748)	(17,261)	(3,487)
Other income	3,240	373	2,867
Net loss	$(17,508)	$(16,888)	$(620)

Collaboration Revenue

Collaboration revenues were $1.1 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.3 million was due to a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct costs:
JANX007	$2,091	$1,257	$834
JANX008	1,786	3,043	(1,257)
Preclinical stage programs and other direct unallocated costs	3,669	4,075	(406)
Total direct costs	7,546	8,375	(829)
Indirect costs	7,378	5,711	1,667
Total research and development expenses	$14,924	$14,086	$838

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended June 30, 2023 and 2022. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $14.9 million and $14.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.8 million was primarily due to increases in indirect costs of $1.7 million and direct costs related to the development of JANX007 of $0.8 million, offset by decreases in direct costs related to the development of JANX008 of $1.3 million and preclinical stage programs and other unallocated direct costs of $0.4 million. The increase in indirect costs was primarily due to personnel costs of $0.8 million, stock-based compensation expense of $0.4 million, and facilities and other costs of $0.5 million.

General and Administrative Expense

General and administrative expenses were $6.9 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $1.4 million was primarily due to increases in stock-based compensation of $0.6 million, personnel and facilities related costs of $0.6 million and consulting and professional fees of $0.2 million.

Other Income

Other income was $3.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $2.8 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$3,105	$3,954	$(849)
Operating expenses:
Research and development	30,789	24,270	6,519
General and administrative	13,345	10,487	2,858
Total operating expenses	44,134	34,757	9,377
Loss from operations	(41,029)	(30,803)	(10,226)
Other income	6,062	505	5,557
Net loss	$(34,967)	$(30,298)	$(4,669)

Collaboration Revenue

Collaboration revenues were $3.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.9 million was due to a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct costs:
JANX007	$3,807	$2,389	$1,418
JANX008	3,128	5,306	(2,178)
Preclinical stage programs and other direct unallocated costs	9,276	6,740	2,536
Total direct costs	16,211	14,435	1,776
Indirect costs	14,578	9,835	4,743
Total research and development expenses	$30,789	$24,270	$6,519

IND applications for JANX007 and JANX008 were cleared by the FDA in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the six months ended June 30, 2023 and 2022. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders' equity, or cash flows as previously reported.

Research and development expenses were $30.8 million and $24.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $6.5 million was primarily due to increases in indirect costs $4.8 million, preclinical stage programs and other unallocated direct costs of $2.5 million, direct costs related to the development of JANX007 of $1.4 million, offset by decreases in direct costs related to the development of JANX008 of $2.2 million. The increase in indirect costs was primarily due to personnel costs of $2.0 million, facilities and other costs of $1.7 million and stock-based compensation expense of $1.1 million.

General and Administrative Expense

General and administrative expenses were $13.3 million and $10.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $2.8 million was primarily due to increases in stock-based compensation of $1.4 million and personnel and facilities related costs of $1.4 million.

Other Income

Other income was $6.1 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $5.6 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of June 30, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $304.1 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

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

In August 2022, we entered into an Open Market Sale AgreementSM (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100.0 million through which Jefferies would act as sales agent. In May 2023, we terminated the Sale Agreement.

Additionally, in May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (New Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. As of June 30, 2023, $150.0 million of common stock remained available for sale under the New Sale Agreement.

In July 2023, we closed an underwritten offering of 4,153,717 shares of our common stock and pre-funded warrants to purchase 583,483 shares of common stock. The shares of common stock were sold at a price of $12.46 per share and the pre-funded warrants were sold at a price of $12.459 per pre-funded warrant, resulting in gross proceeds of $59.0 million. Fees related to the offering included underwriting discounts, commissions, and estimated offering expenses in the aggregate amount of $2.5 million, resulting in estimated net proceeds of $56.5 million.

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,965)	$(17,595)
Investing activities	9,134	40,107
Financing activities	2,108	309
Net increase in cash, cash equivalents and restricted cash	$(17,723)	$22,821

Operating Activities

Net cash used in operating activities of $29.0 million for the six months ended June 30, 2023 was primarily due to our net loss of $35.0 million and a change in operating assets and liabilities and other non-cash charges of $5.0 million, adjusted for $11.0 million of stock-based compensation expense. Net cash used in operating activities of $17.6 million for the six months ended June 30, 2022 was primarily due to our net loss of $30.3 million, adjusted for $8.4 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $4.3 million.

Investing Activities

Net cash provided by investing activities of $9.1 million for the six months ended June 30, 2023 was primarily due to $10.0 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $0.9 million. Net cash provided by investing activities of $40.1 million for the six months ended June 30, 2022 was primarily due to $42.0 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.9 million.

Financing Activities

Net cash provided by financing activities of $2.1 million for the six months ended June 30, 2023 was primarily due to proceeds from stock option exercises and proceeds from shares issued under our employee stock purchase plan. Net cash provided by financing activities of $0.3 million for the six months ended June 30, 2022 was primarily due to proceeds from shares issued under our employee stock purchase plan.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from COVID-19 or other epidemics; and
•
the costs of operating as a public company.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023. There have not been any material changes to the critical accounting policies discussed therein during the three months ended June 30, 2023.

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

•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with current or future federal, state and foreign laws, regulations, contracts, self-regulatory schemes, industry standards and other obligations relating to privacy and security could lead to regulatory investigations or actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, adverse publicity, disruptions of our business operations and other adverse business consequences.

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2023 and 2022, our net losses were $35.0 million and $30.3 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of June 30, 2023, we had $303.3 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including COVID-19, the military conflict in Ukraine and Russia, and bank failures; and
•
the costs of operating as a public company.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs other than JANX007 and JANX008 are in the preclinical development or discovery stage. We have a very limited of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Other than JANX007 and JANX008, our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates could be successfully commercialized.

Because of the early stage of development of our products candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•
completion of additional preclinical studies with favorable results;
•
acceptance of INDs by the FDA or similar regulatory filing with comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
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
•
obtaining IRB approval or ethics committee opinions;
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

Obtaining regulatory approval of a BLA, or in an equivalent foreign process, can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA and the European Commission, or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA, European Commission or comparable foreign regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are positive, such data may not be sufficient to support approval by the FDA, the European Commission or other comparable foreign regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the European Commission or other comparable foreign regulatory authorities denying approval of a product candidate for any or all indications. The FDA, the EMA, the European Commission or other comparable foreign regulatory authorities, may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program such as the number of subjects in our clinical trials from the United States or abroad.

The FDA, the EMA, the European Commission or other comparable foreign regulatory authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

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

Disruptions at the FDA and other comparable foreign regulatory authorities and bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.*

The ability of the FDA, EMA, European Commission, and other foreign regulatory authorities to review applications for approval and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, the FDA and regulatory authorities outside the United States have and may adopt restrictions or other policy measures in response to public health crises that divert resources and delay their attention from any submissions we may make. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, including in some EEA countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In the EU, this Health Technology Assessment (HTA) process, which is currently governed by the national laws of the individual EU Member States, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. Moreover, EU Member States may choose to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. There also may be shortages of skilled labor due to public health crises, macroeconomic conditions, or other factors that may make it more difficult for us to attract and retain qualified personnel and lead to increased labor costs. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2023, we had 67 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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
•
changes in local regulations which may require us to change the ways in which our ongoing and planned clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

In the European Union, many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies through HTA processes. The HTA process is currently governed by national laws in each EU Member State. In December 2021 the European Union Parliament adopted the HTA regulation which, when it enters into application in 2025, will be intended to harmonize the clinical benefit assessment of HTA across the European Union. Further, an increasing number of European Union and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.*

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which European Union rules continued to apply. The UK and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Under the terms of the Northern Ireland Protocol, Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. As part of the TCA, the European Union and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept European Union batch testing and batch release. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework” which is intended to revise the Northern Ireland Protocol in order to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. If the changes are adopted in the form proposed, medicinal products to be placed on the market in the UK will be authorized solely in accordance with UK laws. Northern Ireland would be reintegrated back into a UK-only regulatory environment under the authority of the MHRA with respect to all medicinal products. The implementation of the Windsor Framework would occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland anticipated to take effect in 2025.

Since a significant proportion of the regulatory framework in the UK applicable to medicinal products is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the European Union, now that UK legislation has the potential to diverge from European Union legislation. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill which received Royal Assent on June 29, 2023 and is intended to remove all EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022, and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with current or future federal, state and foreign laws, regulations, contracts, self-regulatory schemes, industry standards and other obligations relating to privacy and security could lead to regulatory investigations or actions (which could include civil or criminal fines and penalties), private litigation (including class claims) and mass arbitration demands, adverse publicity, disruptions of our business operations and other adverse business consequences.*

In the ordinary course of business, we Process personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and affording California residents certain rights with respect to their personal information. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA) expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could result in increased enforcement. Other states have also enacted data privacy laws. For example, Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, exempt some data processed in the context of clinical trials, these laws further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) and Australia’s Privacy Act impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater. Further, the EU GDPR provides for private litigation related to the processing of personal information, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. Similarly, consumer associations may bring proceedings to defend collective interests of data subjects under the EU GDPR, independently of the absence of a mandate to that effect.

We are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. We also publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we are legally or contractually bound to comply, or may become subject to in the future. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs. Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including private lawsuits and class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through imposition of significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revisioning or restructuring of our operations.

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
•
the future impact of a resurgence of COVID-19 or other health epidemic or pandemic; and
•
any other factors discussed in this Quarterly Report.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2023, we had 41,891,226 outstanding shares of common stock.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act (Tax Act), the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue

Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

As a result of disruptions and changes in the macro environment, including those resulting from COVID-19 and actions taken to slow its spread, bank failures, and geo-political actions such as the United States and foreign government actions related to Russia’s invasion of Ukraine, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms or failure to access to our liquidity within the U.S. banking system could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations)

could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-256297), as amended, filed in connection with our initial public offering (IPO). At the closing of the offering on June 15, 2021, we issued and sold 13,110,000 shares of our common stock at the IPO price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from the IPO of $222.9 million, before deducting underwriting discounts and commissions of approximately $15.6 million and offering costs of approximately $3.1 million. BofA, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering. H.C. Wainwright & Co., LLC acted as lead manager for the offering. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of June 30, 2023, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of less than two years until needed to fund our operations.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

10.1

ATM Equity OfferingSM Sales Agreement, dated May 9, 2023, by and between the Registrant and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).

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

JANUX THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)