Form 10-Q
period 2023-09-30
Janux Therapeutics, Inc.
filed 2023-11-07
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the Registrant had 46,168,430 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$17,152	$51,426
Short-term investments	332,560	275,590
Prepaid expenses and other current assets	5,483	5,423
Total current assets	355,195	332,439
Restricted cash	816	816
Property and equipment, net	7,317	7,086
Operating lease right-of-use assets	21,208	22,279
Other long-term assets	2,314	1,390
Total assets	$386,850	$364,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,505	$2,159
Accrued liabilities	6,831	8,010
Current portion of deferred revenue	3,648	5,406
Unvested stock liabilities	25	169
Current portion of operating lease liabilities	1,462	763
Total current liabilities	14,471	16,507
Deferred revenue, net of current portion	—	2,221
Operating lease liabilities, net of current portion	23,431	24,542
Total liabilities	37,902	43,270

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at September 30, 2023 and December 31, 2022, respectively; issued shares – 46,168,430 and 41,684,666 at September 30, 2023 and December 31, 2022, respectively; outstanding shares – 46,151,427 and 41,616,260 at September 30, 2023 and December 31, 2022, respectively	46	42
Additional paid-in capital	507,082	432,703
Accumulated other comprehensive loss	(1,175)	(1,535)
Accumulated deficit	(157,005)	(110,470)
Total stockholders’ equity	348,948	320,740
Total liabilities and stockholders’ equity	$386,850	$364,010

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$2,517	$1,813	$5,622	$5,767
Operating expenses:
Research and development	11,892	13,737	42,681	38,007
General and administrative	6,438	6,098	19,783	16,585
Total operating expenses	18,330	19,835	62,464	54,592
Loss from operations	(15,813)	(18,022)	(56,842)	(48,825)
Other income:
Interest income	4,245	1,326	10,307	1,831
Total other income	4,245	1,326	10,307	1,831
Net loss	$(11,568)	$(16,696)	$(46,535)	$(46,994)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(115)	(370)	360	(2,007)
Comprehensive loss	$(11,683)	$(17,066)	$(46,175)	$(49,001)
Net loss per common share, basic and diluted	$(0.25)	$(0.40)	$(1.08)	$(1.13)
Weighted-average shares of common stock outstanding, basic and diluted	45,708,649	41,526,524	43,117,403	41,431,023

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Issuance of common stock and pre-funded common stock warrants, net of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	191,879	—	1,659	—	—	1,659
Shares issued under employee stock purchase plan	57,911	—	528	—	—	528
Vesting of restricted shares	51,403	—	144	—	—	144
Stock-based compensation	—	—	15,522	—	—	15,522
Unrealized gain on available-for-sale securities, net	—	—	—	360	—	360
Net loss	—	—	—	—	(46,535)	(46,535)
Balance at September 30, 2023	46,151,427	$46	$507,082	$(1,175)	$(157,005)	$348,948

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	$366,327
Exercise of common stock options	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	32,662	—	307	—	—	307
Vesting of restricted shares	267,500	1	880	—	—	881
Stock-based compensation	—	—	12,998	—	—	12,998
Unrealized loss on available-for-sale securities, net	—	—	—	(2,007)	—	(2,007)
Net loss	—	—	—	—	(46,994)	(46,994)
Balance at September 30, 2022	41,550,704	$42	$428,153	$(2,277)	$(94,405)	$331,513

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	41,867,536	$42	$445,924	$(1,060)	$(145,437)	$299,469
Issuance of common stock and pre-funded common stock warrants, net of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	43,230	—	79	—	—	79
Vesting of restricted shares	6,687	—	5	—	—	5
Stock-based compensation	—	—	4,548	—	—	4,548
Unrealized loss on available-for-sale securities, net	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(11,568)	(11,568)
Balance at September 30, 2023	46,151,427	$46	$507,082	$(1,175)	$(157,005)	$348,948

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	41,501,269	$42	$423,388	$(1,907)	$(77,709)	$343,814
Vesting of restricted shares	49,435	—	169	—	—	169
Stock-based compensation	—	—	4,596	—	—	4,596
Unrealized loss on available-for-sale securities, net	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	(16,696)	(16,696)
Balance at September 30, 2022	41,550,704	$42	$428,153	$(2,277)	$(94,405)	$331,513

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(46,535)	$(46,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,424	438
Stock-based compensation	15,522	12,998
Accretion of discounts on investments, net	(5,627)	(891)
Changes in operating assets and liabilities:
Accounts receivable	—	(500)
Prepaid expenses and other current assets	(60)	(3,288)
Other long-term assets	(924)	(957)
Accounts payable	(50)	(517)
Accrued expenses	(1,104)	3,151
Deferred revenue	(3,979)	3,859
Operating lease right-of-use assets and liabilities, net	659	1,692
Net cash used in operating activities	(40,674)	(31,009)
Cash flows from investing activities
Purchases of property and equipment	(1,335)	(4,389)
Purchases of short-term investments	(284,232)	(208,341)
Maturities of short-term investments	233,250	272,600
Net cash provided by (used in) investing activities	(52,317)	59,870
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	2,187	309
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	56,530	—
Net cash provided by financing activities	58,717	309
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,274)	29,170
Cash, cash equivalents and restricted cash – beginning of year	52,242	36,398
Cash, cash equivalents and restricted cash – end of period	$17,968	$65,568

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$430	$1,189
Vesting of restricted common stock	$144	$880
Unrealized gain (loss) on available-for-sale securities, net	$360	$(2,007)
Operating lease liabilities arising from right-of-use assets	$—	$23,078

See accompanying notes.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Janux Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware in June 2017 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying its proprietary technology to its Tumor Activated T Cell Engager (“TRACTr”) and Tumor Activated Immunomodulator (“TRACIr”) platforms to better treat patients suffering from cancer.

Liquidity and Capital Resources

From its inception through September 30, 2023, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $157.0 million as of September 30, 2023. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in an underwritten offering, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of COVID-19 and other public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels, as well as recent or anticipated changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Assets:
Cash equivalents:
Money market funds	$15,258	$15,258	$—	$—
Total cash equivalents	15,258	15,258	—	—
Short-term investments:
U.S. Treasury securities	70,366	70,366	—	—
U.S. agency bonds	147,405	—	147,405	—
U.S. agency discount notes	4,480	—	4,480	—
Asset-backed securities	4,976	—	4,976	—
Corporate debt securities	1,989	—	1,989	—
Commercial paper	103,344	—	103,344	—
Total short-term investments	332,560	70,366	262,194	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$348,634	$86,440	$262,194	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$12,697	$12,697	$—	$—
Total cash equivalents	12,697	12,697	—	—
Short-term investments:
U.S. Treasury securities	63,016	63,016	—	—
U.S. agency bonds	67,020	—	67,020	—
U.S. agency discount notes	4,334	—	4,334	—
Corporate debt securities	1,970	—	1,970	—
Commercial paper	139,250	—	139,250	—
Total short-term investments	275,590	63,016	212,574	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$289,103	$76,529	$212,574	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$17,152	$51,426
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$17,968	$52,242

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

The following tables summarize short-term investments (in thousands):

	As of September 30, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$70,561	$—	$(195)	$70,366
U.S. agency bonds	148,222	—	(817)	147,405
U.S. agency discount notes	4,481	—	(1)	4,480
Asset-backed securities	5,026	—	(50)	4,976
Corporate debt securities	1,993	—	(4)	1,989
Commercial paper	103,451	2	(109)	103,344
Total	$333,734	$2	$(1,176)	$332,560

	As of December 31, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$63,675	$—	$(659)	$63,016
U.S. agency bonds	67,421	—	(401)	67,020
U.S. agency discount notes	4,321	13	—	4,334
Corporate debt securities	1,975	—	(5)	1,970
Commercial paper	139,733	26	(509)	139,250
Total	$277,125	$39	$(1,574)	$275,590

The amortized cost and estimated fair value in the tables above exclude $1.7 million and $0.7 million of accrued interest receivable as of September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of September 30, 2023
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$15,489	$54,877
U.S. agency bonds	66,206	81,199
U.S. agency discount notes	4,480	—
Asset-backed securities	4,976	—
Corporate debt securities	1,989	—
Commercial paper	103,344	—
Total	$196,484	$136,076

	As of December 31, 2022
	Due in 1 Year or Less	Due Between 1 and 2 Years
U.S. Treasury securities	$57,369	$5,647
U.S. agency bonds	37,202	29,818
U.S. agency discount notes	4,334	—
Corporate debt securities	—	1,970
Commercial paper	139,250	—
Total	$238,155	$37,435

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

As of September 30, 2023, 46 out of 49 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of September 30, 2023 or December 31, 2022.

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

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at September 30, 2023.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of September 30, 2023, and December 31, 2022, all of the Company’s accounts receivable, if any, relate to a single customer. For the three and nine months ended September 30, 2023 and 2022, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in an underwritten offering in July 2023 (Note 5), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 20,274 shares, 136,505 shares, 32,132 shares and 213,301 shares from the weighted-average number of shares of common stock outstanding for the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2023	2022
Common stock options	8,495,581	7,591,570
Unvested common stock	17,003	112,325
Employee stock purchase plan shares	23,172	12,965
Total potentially dilutive shares	8,535,756	7,716,860

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$8,075	$6,838
Furniture and fixtures	792	752
Computer equipment and software	496	323
Assets not placed in service	337	145
Total property and equipment	9,700	8,058
Less: accumulated depreciation	(2,383)	(972)
Property and equipment, net	$7,317	$7,086

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$2,391	$2,671
Accrued research and development	3,831	4,716
Other accrued liabilities	609	623
Accrued liabilities	$6,831	$8,010

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

In consideration for the license, the Company paid WuXi Biologics a non-refundable, one-time license fee of $0.2 million upon WuXi Biologics’ achievement of a certain technical milestone. This one-time license fee was recognized as research and development expense when incurred since the WuXi Biologics Licensed Technology had no alternative future use. If the Company does not engage WuXi Biologics or its affiliates to manufacture the WuXi Biologics Licensed Products for its commercial supplies, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. The Company has the right (but not the obligation) to buy out its remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million depending on the development and commercialization stage of the WuXi Biologics Licensed Product (the “Buyout Option”), and upon such payment, the Company's license with respect to such WuXi Biologics Licensed Product will become fully paid-up, irrevocable, and perpetual. The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as the Company has not exercised the Buyout Option.

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

Operating Leases

In October 2021, the Company entered into a lease agreement (the “Torrey Plaza Lease”) to lease office and laboratory space in San Diego, California. The Company determined this facilities lease was an operating lease at the inception of the lease contract.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

According to accounting standards, the Torrey Plaza Lease commenced on April 1, 2022 and has a term of 130 months from the commencement date. The Torrey Plaza Lease provides an option to extend the term of the lease for a period of 5 years beyond the initial term, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance.

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

Future minimum noncancelable operating lease payments as of September 30, 2023 are as follows (in thousands):

2023 (remaining)	$841
2024	3,403
2025	3,505
2026	3,611
2027	3,719
Thereafter	20,702
Total minimum lease payments	35,781
Less: Imputed interest	(10,888)
Total operating lease liabilities	24,893
Less: Current portion of operating lease liabilities	(1,462)
Operating lease liabilities, net of current portion	$23,431

The Torrey Plaza lease had a remaining lease term of 9.3 years and a discount rate of 8% as of September 30, 2023. Operating lease expense included in the measurement of lease liabilities for the three and nine months ended September 30, 2023 was $0.9 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023 was $0.8 million and $1.9 million, respectively. Operating lease expense included in the measurement of lease liabilities for the three and nine months ended September 30, 2022 was $0.9 million and $1.9 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2022 was immaterial.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2023, the Company is not currently party to any material legal proceedings.

4. Related Party Transactions

In January 2021, the Company entered into a Support Services Agreement (the “2021 Support Services Agreement”) with Avalon BioVentures, Inc. ("Avalon") that outlines the terms of services provided by Avalon to the Company, as well as the fees charged for such services. Avalon is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The 2021 Support Services Agreement was most recently renewed in January 2023 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Operating expense recognized by the Company under the 2021 Support Services Agreement for the three and nine months ended September 30, 2023 was immaterial. Operating expense recognized by the Company under the 2021 Support Services Agreement for the three and nine months ended September 30, 2022 was as follows (in thousands):

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Research and development	$134	$539
General and administrative	21	85
Total	$155	$624

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

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“New Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. There was no activity from the New Sale Agreement during the nine months ended September 30, 2023. As of September 30, 2023, $150.0 million of common stock remained available for sale under the New Sale Agreement.

In July 2023, the Company closed an underwritten offering of 4,153,717 shares of its common stock and pre-funded warrants to purchase 583,483 shares of common stock. The shares of common stock were sold at a price of $12.46 per share and the pre-funded common stock warrants were sold at a price of $12.459 per pre-funded common stock warrant, resulting in gross proceeds of $59.0 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $2.5 million, resulting in net proceeds of $56.5 million. The pre-funded common stock warrants will not expire until exercised in full and are exercisable in cash or by means of a cashless exercise.

The Company has assessed the pre-funded common stock warrants for appropriate equity or liability classification. The pre-funded common stock warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria.

In addition, such pre-funded common stock warrants do not provide any guarantee of value or return and do not provide the warrant holders with the option to settle any unexercised warrants for cash outside of the Company’s control. The pre-funded common stock warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 19.9% of the Company’s outstanding common stock. The Company valued the pre-funded common stock warrants at issuance, concluding that their sale price approximated their fair value. Accordingly, the pre-funded common stock warrants are accounted for as a component of additional paid-in capital at the time of issuance.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Upon the effectiveness of the 2021 Plan defined and described below, no further grants will be made under the 2017 Plan. Any outstanding awards granted under the 2017 Plan will remain subject to the terms of the 2017 Plan and applicable award agreements.

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2023, there were 8,991,993 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	7,345,444	$11.67	8.31	$29,806
Granted	1,984,650	$13.90
Exercised	(191,879)	$8.65
Forfeited or cancelled	(642,634)	$13.71
Balance at September 30, 2023	8,495,581	$12.10	7.60	$15,076
Vested and expected to vest at September 30, 2023	8,495,581	$12.10	7.60	$15,076
Exercisable at September 30, 2023	5,413,688	$9.72	7.09	$14,999

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2023 and 2022 was $10.09 and $12.52, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2023 and 2022 was $1.9 million and $0.1 million, respectively. As of September 30, 2023, total unrecognized stock-based compensation cost associated with option grants was $40.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.3 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.5% – 4.2%	1.5% – 3.7%
Expected volatility	83% – 87%	81% – 85%
Expected term (in years)	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. For the three and nine months ended September 30, 2023, stock-based compensation expense related to the ESPP was $0.2 million and $0.7 million, respectively. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022 was $0.2 million and $0.4 million, respectively. As of September 30, 2023, total unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.3 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,572	$2,019	$6,379	$5,702
General and administrative	2,976	2,577	9,143	7,296
Total	$4,548	$4,596	$15,522	$12,998

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Unvested Stock Liabilities
Balance at December 31, 2022	68,406	$169
Vested shares	(51,403)	(144)
Balance at September 30, 2023	17,003	$25

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30,	December 31,
	2023	2022
Common stock options outstanding	8,495,581	7,345,444
Shares available for issuance under the Plans	4,754,218	4,012,001
Shares available for issuance under the ESPP	1,175,413	816,478
Pre-funded common stock warrants	503,226	—
Total	14,928,438	12,173,923

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

The Company recognized $2.5 million, $1.8 million, $5.6 million, and $5.8 million of revenue under the Merck Agreement for the three months ended September 30, 2023 and 2022 and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, aggregate deferred revenue related to the Merck Agreement was $3.6 million, all of which was classified as current. The Company did not have an accounts receivable balance outstanding as of September 30, 2023 and December 31, 2022. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s participation in a joint research committee for the Second Collaboration Target. The performance obligations related to the First Collaboration Target were completed as of September 30, 2023. As it relates to the Second Collaboration Target, the Company estimates the remaining term of the research services, over which revenue will be recognized, to be 0.9 years as of September 30, 2023.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In July 2023 we announced interim clinical data for JANX007 which displayed meaningful PSA drops in-line with what has been achieved by un-masked T cell engagers, and we believe displayed a differentiated profile with regards to CRS, healthy tissue toxicities and PK, consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. The first patient for this trial was dosed in April 2023. We anticipate providing an update on our clinical programs in 2024. Our TRACTr pipeline also includes a trophoblast cell surface antigen 2 or TROP2-TRACTr, which is a clinically validated anti-tumor target that is overexpressed in various cancer types, such as breast, lung, urothelial, endometrial, ovarian, prostate, pancreatic, gastric, colon, head and neck, and glioma. We have completed TROP2-TRACTr development candidate identification. Our TRACIr pipeline includes JANX009, which is a programmed death-ligand 1 or PD-L1-TRACIr designed for the treatment of solid tumors. We have completed Investigational New Drug application (IND) enabling studies and manufacturing for this product candidate. In addition to named programs, we are generating a number of unnamed TRACTr and TRACIr programs for potential future development. We are currently assessing priorities in our preclinical pipeline.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and development for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO), the issuance of common stock and pre-funded common stock warrants in public and/or underwritten offerings and amounts received under a collaboration agreement with Merck Sharp & Dohme Corp. (Merck).

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $46.5 million and $47.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $157.0 million.

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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technologies that we would otherwise prefer to develop and market ourselves. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report and through 2027.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including those associated with COVID-19 and other public health crises, bank failures, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict, the war in the Middle East and related sanctions. For example, in 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of certain financial institutions. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from the risks and uncertainties as described above and have not experienced any material disruption to our operations to date.

Support Services Agreement with Avalon BioVentures, Inc. (formerly COI Pharmaceuticals, Inc.)

In January 2021, we entered into a Support Services Agreement (the 2021 Support Services Agreement) with Avalon BioVentures, Inc. (Avalon) that outlines the terms of services provided by Avalon to the Company, as well as the fees charged for such services. Avalon is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The amounts paid to Avalon include support service fees or mark-ups of up to 5%. The 2021 Support Services Agreement was most recently renewed in January 2023 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $5.6 million and $5.8 million of revenue under the Merck Agreement for the nine months ended September 30, 2023 and 2022, respectively.

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

Certain research and development expenses as listed above include amounts paid to Avalon pursuant to the 2021 Support Services Agreement.

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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant general and administrative expenses include facility-related costs, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities; legal fees relating to intellectual property and corporate matters; professional fees for accounting, tax and consulting services; insurance costs; and other operating costs. Our general and administrative expenses include amounts paid to Avalon pursuant to the 2021 Support Services Agreement for certain back-office and administrative support services, including facilities support. We anticipate that our general and administrative expenses will increase for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

Other Income

Other income consists of interest income on our cash and cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$2,517	$1,813	$704
Operating expenses:
Research and development	11,892	13,737	(1,845)
General and administrative	6,438	6,098	340
Total operating expenses	18,330	19,835	(1,505)
Loss from operations	(15,813)	(18,022)	2,209
Other income	4,245	1,326	2,919
Net loss	$(11,568)	$(16,696)	$5,128

Collaboration Revenue

Collaboration revenues were $2.5 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.7 million was due to an increase in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct costs:
JANX007	$1,704	$1,351	$353
JANX008	1,088	1,510	(422)
Preclinical stage programs and other direct unallocated costs	2,586	4,628	(2,042)
Total direct costs	5,378	7,489	(2,111)
Indirect costs	6,514	6,248	266
Total research and development expenses	$11,892	$13,737	$(1,845)

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended September 30, 2023 and 2022. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders’ equity, or cash flows as previously reported.

Research and development expenses were $11.9 million and $13.7 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.8 million was primarily due to decreases in preclinical stage programs and other direct unallocated costs of $2.0 million and direct costs related to the development of JANX008 of $0.4 million, offset by increases in direct costs related to the development of JANX007 of $0.4 million and indirect costs of $0.3 million. The increase in indirect costs was primarily due to increases in facilities and other costs of $0.4 million and personnel costs of $0.3 million, offset by a decrease in stock-based compensation expense of $0.5 million.

General and Administrative Expense

General and administrative expenses were $6.4 million and $6.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.3 million was primarily due to increases in stock-based compensation of $0.4 million, personnel and facilities related costs of $0.3 million, offset by a decrease in consulting and professional fees of $0.4 million.

Other Income

Other income was $4.2 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.9 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$5,622	$5,767	$(145)
Operating expenses:
Research and development	42,681	38,007	4,674
General and administrative	19,783	16,585	3,198
Total operating expenses	62,464	54,592	7,872
Loss from operations	(56,842)	(48,825)	(8,017)
Other income	10,307	1,831	8,476
Net loss	$(46,535)	$(46,994)	$459

Collaboration Revenue

Collaboration revenues were $5.6 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $0.2 million was due to a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct costs:
JANX007	$5,511	$3,739	$1,772
JANX008	4,217	6,816	(2,599)
Preclinical stage programs and other direct unallocated costs	11,862	11,369	493
Total direct costs	21,590	21,924	(334)
Indirect costs	21,091	16,083	5,008
Total research and development expenses	$42,681	$38,007	$4,674

IND applications for JANX007 and JANX008 were cleared by the FDA in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the nine months ended September 30, 2023 and 2022. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders’ equity, or cash flows as previously reported.

Research and development expenses were $42.7 million and $38.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $4.7 million was primarily due to increases in indirect costs $5.0 million, direct costs related to the development of JANX007 of $1.8 million and preclinical stage programs and other direct unallocated costs of $0.5 million, offset by decreases in direct costs related to the development of JANX008 of $2.6 million. The increase in indirect costs was primarily due to personnel costs of $2.3 million, facilities and other costs of $2.0 million and stock-based compensation expense of $0.7 million.

General and Administrative Expense

General and administrative expenses were $19.8 million and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $3.2 million was primarily due to increases in stock-based compensation of $1.8 million and personnel and facilities related costs of $1.4 million.

Other Income

Other income was $10.3 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $8.5 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of September 30, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $350.5 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

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

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (New Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. As of September 30, 2023, $150.0 million of common stock remained available for sale under the New Sale Agreement.

In July 2023, we closed an underwritten offering of 4,153,717 shares of our common stock and pre-funded warrants to purchase 583,483 shares of common stock. The shares of common stock were sold at a price of $12.46 per share and the pre-funded common stock warrants were sold at a price of $12.459 per pre-funded common stock warrant, resulting in gross proceeds of $59.0 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $2.5 million, resulting in net proceeds of $56.5 million.

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,674)	$(31,009)
Investing activities	(52,317)	59,870
Financing activities	58,717	309
Net increase (decrease) in cash, cash equivalents and restricted cash	$(34,274)	$29,170

Operating Activities

Net cash used in operating activities of $40.7 million for the nine months ended September 30, 2023 was primarily due to our net loss of $46.5 million and a change in operating assets and liabilities and other non-cash charges of $9.7 million, adjusted for $15.5 million of stock-based compensation expense. Net cash used in operating activities of $31.0 million for the nine months ended September 30, 2022 was primarily due to our net loss of $47.0 million, adjusted for $13.0 million of stock-based compensation expense and a change in operating assets and liabilities and other non-cash charges of $3.0 million.

Investing Activities

Net cash used in investing activities of $52.3 million for the nine months ended September 30, 2023 was primarily due to $51.0 million of net purchases of short-term investments and by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.3 million. Net cash provided by investing activities of $59.9 million for the nine months ended September 30, 2022 was primarily due to $64.3 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $4.4 million.

Financing Activities

Net cash provided by financing activities of $58.7 million for the nine months ended September 30, 2023 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $56.5 million, and exercises of common stock options and from shares issued under the employee stock purchase plan (ESPP) of $2.2 million. Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2022 was primarily due to proceeds from shares issued under our ESPP.

Funding Requirements

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report and through 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for JANX007 and JANX008;
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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023. There have not been any material changes to the critical accounting policies discussed therein during the three months ended September 30, 2023.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2023 and 2022, our net losses were $46.5 million and $47.0 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of September 30, 2023, we had $349.7 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report and through 2027. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for JANX007 and JANX008;
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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including COVID-19, the military conflict in Ukraine and Russia, the war in the Middle East and bank failures; and
•
the costs of operating as a public company.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of JANX007 and JANX008, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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
•
obtaining IRB approval or ethics committee positive opinions;
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

Of the large number of products in development, only a small percentage successfully complete the FDA, the European Commission’s or comparable foreign regulatory authorities’ approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

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

Obtaining regulatory approval of a BLA, or in an equivalent foreign process, can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA and the European Commission, or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA, European Commission or comparable foreign regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

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

The FDA, the EMA, the European Commission or other comparable foreign regulatory authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
the FDA, the EMA or comparable foreign regulatory authorities’ disagreement with the design or implementation of our ongoing or planned clinical trials;
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
•
the FDA’s, the EMA’s, or comparable foreign regulatory authorities’ disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s, the EMA’s or a comparable foreign regulatory authorities’ requirement for additional nonclinical studies or clinical trials;
•
the FDA’s, the EMA’s, the European Commission's or comparable foreign regulatory authorities' disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
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

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing authorization application for our product candidates, the FDA, the European Commission, or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS, and in the case of comparable foreign regulatory authorities equivalent actions, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, European Commission, or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

The market opportunity for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.*

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA customarily approves new therapies only for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second line therapy. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. But there is no guarantee that our product candidates, even if approved as a second or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of the number of people who have PSMA, EGFR or other specific anti-tumor target expression are based on our assumptions and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients who may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2023, we had 64 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

As of December 31, 2022, we had $49.6 million of U.S. federal NOLs and $80.1 million of state NOLs. Of the total federal NOLs, $49.1 million have an indefinite carryforward period. The remaining federal and total state NOLs have a 20-year carryforward period, and will begin to expire in 2037 unless previously utilized. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Epidemic diseases could adversely impact our business, including our ongoing and planned clinical trials, supply chain and business development activities.*

A health epidemic or pandemic may cause, significant disruptions that could severely impact our business and clinical trials, including:

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
•
risk that participants enrolled in our clinical trials will acquire an epidemic disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and
•
refusal of the FDA, the EMA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies.

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

The extent to which a resurgence of a health epidemic or pandemic or other health crises may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Related to Government Regulation

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject, directly or indirectly, to U.S. federal and state, EU, or foreign jurisdictions’ healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.*

Following the result of a referendum in 2016, the United Kingdom (UK) left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the European Union, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which European Union rules continued to apply. The UK and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a “third country,” a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Under the terms of the Northern Ireland Protocol, Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. As part of the TCA, the European Union and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept European Union batch testing and batch release. However, the European Union continues to apply European Union laws that require batch testing and batch release to take place in the European Union territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the European Union market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

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

Since a significant proportion of the regulatory framework in the UK applicable to medicinal products is derived from European Union Directives and Regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the European Union, now that UK legislation has the potential to diverge from European Union legislation. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022. On October 12, 2023, the MHRA introduced a new Notification Scheme to enable a more streamlined and risk-proportionate approach to the processing of initial clinical trial applications for Phase 3 and Phase 4 clinical trials. This new scheme forms part of the review of the regulatory framework governing clinical trials in the UK. Further initiatives adopted by the UK Government with respect to the regulation of clinical trials following outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor request of California residents to exercise certain privacy rights with respect to their personal information, such as those noted below. The CCPA provides for civil penalties for violations (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency (CPPA) to implement and enforce the law, which could result in increased enforcement. Other states have also enacted data privacy laws. For example, Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, exempt some data processed in the context of clinical trials, these laws further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

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

We are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. We also publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we are legally or contractually bound to comply, or may become subject to in the future. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs. Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations.*

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (Framework) and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the military conflict in Ukraine and Russia may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.*

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents that issue in the future. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2023, we had 46,168,430 outstanding shares of common stock.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

As a result of disruptions and changes in the macro environment, including those resulting from COVID-19 and actions taken to slow its spread, bank failures, and geopolitical actions such as the United States and foreign government actions related to the military conflict in Ukraine and Russia and the war in the Middle East, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms or failure to access to our liquidity within the U.S. banking system could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, earthquakes, fires, floods, and other similar threats. Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations. For example, a security incident could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of preclinical study data or clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able in the future to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques change frequently and are often sophisticated in nature Therefore, such vulnerabilities may not be detected until after a security incident has occurred. Unremedied high risk or critical vulnerabilities post material risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of September 30, 2023, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of less than two years until needed to fund our operations.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023).
10.1

Underwriting Agreement, between the Company and BofA Securities, Inc., dated as of July 17, 2023 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023).

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

JANUX THERAPEUTICS, INC.

Date: November 7, 2023	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)