Form 10-K
period 2023-12-31
Janux Therapeutics, Inc.
filed 2024-03-08
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $279.6 million based on the closing price of $11.87 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant's Common Stock outstanding as of March 6, 2024 was 51,660,060.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

JANUX THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
the impact of COVID-19 or other health epidemics or pandemics on our business and operations.

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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with current or future federal, state and foreign laws, regulations, contracts, self-regulatory schemes, industry standards and other obligations relating to privacy and security could lead to regulatory investigations or actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, adverse publicity, disruptions of our business operations and other adverse business consequences.

PART I

Item 1. Business.

Unless the context otherwise requires, the terms “Janux Therapeutics,” “Janux,” “we,” “us,” “our” and similar references in this Annual Report on Form 10-K refer to Janux Therapeutics, Inc.

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, and a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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
•
Potential for extended half-life of our TRACTrs and TRACIrs. We designed our TRACTrs and TRACIrs with an albumin-binding domain to be stable in the bloodstream and to have an extended serum half-life before activation. Our TRACTrs and TRACIrs have demonstrated long half-lives in NHPs. This contrasts to first-generation TCEs and non-TCE based immunomodulators that are rapidly cleared and require high frequency or continuous dosing.
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

Our lead programs

Our lead TRACTr clinical candidates are designed to target PSMA and EGFR. Each of these tumor targets is clinically validated and implicated in solid tumors with high prevalence, including metastatic castrate-resistant prostate cancer (mCRPC), colorectal cancer (CRC), renal cell carcinoma (RCC), squamous cell carcinoma of the head and neck (SCCHN), and non-small cell lung cancer (NSCLC). We are also generating a number of unnamed

TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. Our wholly-owned pipeline is summarized below:

In addition to our wholly-owned pipeline programs, we have a strategic research collaboration with Merck Sharp & Dohme Corp. (Merck) to develop TRACTr product candidates directed against two cancer targets selected by Merck.

Our Clinical TRACTr Programs

We are building a broad portfolio of TRACTr programs led by our PSMA and EGFR targeted TRACTrs.

Our PSMA-TRACTr (JANX007)

Our lead clinical candidate is JANX007, our PSMA-TRACTr designed to target PSMA, a protein expressed in prostate cancer tumors and the vasculature of other tumors. Excluding nonmelanoma skin cancer, prostate cancer is the second most common cancer and led to an estimated 34,700 deaths in the United States in 2023. PSMA is highly expressed in prostate cancer which has led to the development of PSMA-targeted biologics, including TCEs. A third-party clinical trial with a continuously infused PSMA-TCE demonstrated clinical benefit, suggesting the potential of a PSMA-TCE approach. Given the challenges of continuous infusion, other companies are developing TCEs that enable less frequent dosing. However, clinical trial results have shown dose-limiting CRS toxicities as single agents, highlighting the limitations of traditional TCEs. Our PSMA-TRACTr is designed to generate potent anti-tumor activity in mCRPC patients by enabling the delivery of higher concentrations of active drugs to tumors than traditional TCEs. We believe that our PSMA-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing severe adverse events (SAEs), including the prevention of dose-limiting CRS. In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, and a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action.

Our EGFR-TRACTr (JANX008)

Our second clinical candidate is JANX008, our EGFR-TRACTr designed to target EGFR, a well-validated target that is overexpressed in many cancer types with multiple approved mAbs, including ERBITUX, marketed by Eli Lilly and Merck KGaA, for the treatment of CRC and SCCHN, and VECTIBIX, marketed by Amgen and Takeda, for the treatment of CRC. Beyond CRC and SCCHN, the below figure describes cancers included in our Phase 1 clinical trial.

Figure 1. Cancers included in our Phase 1 clinical trial

CRC represents one tumor type for which EGFR is overexpressed. However, many patients do not respond to anti-EGFR mAbs, and of those that do, resistance often develops. SCCHN and NSCLC cancers also represent tumor types for which EGFR is frequently overexpressed, and anti-EGFR antibodies have received marketing approvals. Frequently genetic mutations in signaling pathways, such as KRAS mutants can lead to de novo resistance to naked antibody therapy. Stronger tumoricidal activity is needed. We believe that EGFR-directed immunotherapies, including TCEs, have the potential to address this high unmet need. Our EGFR-TRACTr is designed to generate potent anti-tumor activity by enabling the delivery of higher concentrations of active drug to tumors than traditional TCEs. We believe that our EGFR-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including on-target, off-tumor healthy tissue toxicities and dose-limiting CRS. JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs.

Our Research Collaboration with Merck Sharp & Dohme Corp.

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates distinct from those in our internally developed pipeline. Merck had the right to select up to two collaboration targets related to next-generation TCE immunotherapies for cancer treatment, both of which have been selected. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck is providing research funding under the collaboration.

We plan to selectively consider other strategic collaboration opportunities in the future.

Our Strategy

Our goal is to unleash the potential of our TRACTr and TRACIr platforms technology to transform the lives of cancer patients. To achieve this goal, critical elements of our strategy include the following:

•
Advance our lead TRACTr programs through clinical development. In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, and a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action. In April 2023, the first patient was dosed with our EGFR-TRACTr JANX008 and in February 2024 we announced positive early data that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We believe that our programs have the potential to transform the treatment of metastatic diseases such as mCRPC, CRC, NSCLC, RCC, SCCHN, and a wide range of other tumor types that overexpress PSMA or EGFR, which are clinically validated targets.
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
•
Expand our internal pipeline into logical classes of therapeutics beyond TCEs. Our tumor-activated masking and bispecific molecule design enable more molecular phenotypes than classic CD3 targeted TCEs. For example, our proprietary technology allows the masking and tumor activation of different T cell therapy modalities, including costimulation via CD28 engagement and our TRACIr platform. We believe TRACIr programs could have the potential to be used as a single-agent or in combination with our current TRACTr pipeline and other modalities. We are also applying our proprietary technology to create molecules designed to attract, redirect, or mobilize different types of immune cells to tumor sites that exclude or lack resident immune cells.
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

TCEs as novel therapeutics to overcome the limitations of current immunotherapies

Background

Immunotherapy has ushered in a new era of cancer treatment with unprecedented responses in many tumor types. Unleashing the power of the immune system on cancer cells has been one of the most promising new advancements in a field long dominated by suboptimal approaches such as chemotherapy. One class of immunotherapy, checkpoint inhibitors, has generated encouraging efficacy results and represents the standard of care (SOC) in selected tumor types. However, despite this clinical benefit for a subset of patients, only a fraction of all cancer patients in the United States respond to checkpoint inhibitors. Tumors have evolved to evade and dampen tumor immune surveillance. Consequently, new classes of immunotherapy designed to overcome the various immune-evasion mechanisms that tumors employ have emerged.

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

Next generation approaches to overcome the challenges of conventional TCEs

First-generation immuno-oncology drugs have an increased risk of systemic toxicity due to the active drug circulating throughout the body. Second generation immuno oncology drugs, such as protease-activated antibodies, have attempted to limit systemic toxicities by being administered in an inactive form and only activated upon exposure to tumor proteases within the tumor microenvironment. However, once these activated drugs leave the tumor, they circulate throughout the body and accumulate over time, leading to on-target, healthy tissue toxicity in target-expressing tissues. Several product candidates have been developed that take advantage of tumor-associated proteases to activate potent drugs in tumors. These include prodrugs such as leucine-doxorubicin and masked antibodies such as Probodies developed by CytomX. In initial clinical trials, CytomX has demonstrated clinical benefit in patients and a mechanistic proof-of-concept for this masked antibody approach. However, an unwanted consequence of CytomX’s approach is that the relatively long half-lives of its drugs in active form led to their accumulation in healthy tissue throughout treatment.

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
•
Potential for the extended half-life of our TRACTrs and TRACIrs. We designed our TRACTrs and TRACIrs with an albumin-binding domain to be stable in the bloodstream and to have an extended serum half-life before activation. Our TRACTrs and TRACIrs have demonstrated long half-lives in NHPs. This contrasts with first-generation TCEs or non-TCE based immunomodulators that are rapidly cleared and require high frequency or continuous dosing.
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

Figure 9. Our EGFR-TRACTr led to significant tumor shrinkage in an HCT116 mouse tumor model

Our Lead Programs

Our lead TRACTr clinical candidates are designed to target PSMA and EGFR. These tumor targets are clinically validated and implicated in solid tumors with high prevalence, including mCRPC, CRC, RCC, SCCHN, and NSCLC. Our wholly-owned pipeline is summarized below:

Our PSMA-TRACTr (JANX007) for the treatment of mCRPC

We are developing our PSMA-TRACTr product candidate for the treatment of mCRPC. In a preclinical study, PSMA-TRACTr showed a 500-fold reduced ability to induce T cell-mediated killing of prostate cancer cells when masked compared to when unmasked. In addition, we found that our PSMA-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, and a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action.

Prostate cancer overview

Excluding nonmelanoma skin cancer, prostate cancer is the most common type of cancer in men and the second most common type of cancer in the United States. Over 3 million men live with prostate cancer in the United States alone and prostate cancer represents approximately 15 percent of all new cancer cases in the United States. Approximately 13 percent of men will be diagnosed with prostate cancer at some point during their lifetime. In 2023, there was an estimated 288,300 new prostate cancer diagnoses in the United States, representing over ten percent of all new cancer diagnoses. An estimated eight percent of prostate cancer patients develop metastatic disease, which is associated with a five-year survival rate of approximately 34 percent. There were an estimated 34,700 deaths in the United States due to prostate cancer in 2023.

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

Treatment options for mCRPC

Standard therapies for these patients include novel hormonal agents, which either further suppress androgen synthesis (abiraterone), or efficiently block Androgen receptor signaling (enzalutamide). Further treatment options range from cytotoxic chemotherapy (taxanes), Radium-223, or immunotherapy (sipuleucel-T), and an autologous activated antigen presenting cell therapy. In 2022, the FDA approved Pluvicto, a targeted therapy that delivers radiation treatment directly to PSMA+ cells. Despite only being approved in third-line or later patients, the product reached sales of $980 million in 2023, displaying the high unmet need for these late-stage patients. PARP inhibitors and immune checkpoint inhibitors are also approved, but for only small subsets of patients. The median overall survival (mOS) of patients with mCRPC in multiple Phase 3 trials is approximately 12-18 months and has been augmented by only 2-5 months by the best agents, highlighting the need for more effective therapies in mCRPC.

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

Figure 10. Our masked PSMA-TRACTr was 500-fold less potent in activating T cell killing of PSMA expressing tumors than when the mask was removed in an in vitro assay

In NHPs, our PSMA-TRACTr demonstrated a half-life of approximately 119 hours. In comparison, pasotuxizumab was reported to have a half-life of one to three hours in humans and required continuous intravenous infusion for 5 weeks to maintain sufficient drug exposure, representing a significant burden for patients. The figure below illustrates our PSMA-TRACTr and the PSMA-TCE half-lives in NHPs. For comparison, the projected human efficacious dose (pHED) of 100pM for pasotuxizumab based on the clinical trial protocol for its Phase 1 study is also shown.

Figure 11. Our PSMA-TRACTr had a half-life of 119 hours in NHPs

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

Figure 12. Dosing of our PSMA-TRACTr in NHPs had minimal effects on inflammatory cytokine levels, several of which were below the limit of quantification (LOQ). In contrast, dosing of a PSMA-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development

In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer. This study is an open-label, multicenter study to assess the safety, tolerability, PK, PD, and the preliminary efficacy of JANX007 administered as a single agent in adult subjects with mCRPC (NCT05519449). In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, and a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action.

PK data

JANX007 interim PK data in humans showed consistency with tumor cleavage dependent activity and TRACTr cleavage was observed without TCE accumulation. We believe this is consistent with TRACTr design principles and our desired mechanism of action. Specifically, the sDa cleavage fragment indicates TRACTr activation is occurring and we observed TRACTr and TCE plasma levels below the preclinical activity threshold with no TCE detected in any samples, displaying activation was occurring without TCE accumulation in blood.

Figure 13. Interim clinical PK data has been consistent with TRACTr design principles: TRACTr cleavage without TCE accumulation observed

Human Exposure of TRACTr Components

0.1 mg
0.3 mg
0.45 mg
PSMA TRACTr
sDa cleavage fragment
Plasma concentration (nM)
10
1
0.1
0.01
0.001
TCE activity threshold (50 pM)
sDa LLOQ (20pM)
TCE LLOQ (8pM)
No TCE detected in any samples
BLQ concentration are plotted as 1/2 of LLOQ value.
0
7
14
21
28
Days post-1st Infusion

** Interim data from subject 11012*

Safety and efficacy data

As of February 12, 2024, 23 subjects were treated with JANX007 in the dose escalation portion of the Phase 1a clinical trial. The subjects enrolled in the trial were heavily pre-treated with a median of 4+ lines of therapy. An increasing depth of PSA declines and RECIST responses at higher doses were observed, while adverse events have remained generally low-grade and transient. At a starting dose ≥ 0.1 mg, 14 of 18 (78%) subjects achieved PSA30 declines and 10 of 18 (56%) subjects achieved PSA50 declines. At a starting step dose of ≥ 0.2 mg, 6 of 6 (100%) subjects achieved PSA30 declines and 5 of 6 (83%) subjects achieved PSA50 declines. Initial step doses of JANX007 ≥ 0.2 mg drove deeper and more durable PSA responses, including one subject that achieved a PSA90 decline.

Figure 14. Meaningful PSA reductions observed with manageable CRS (February 12, 2024 cutoff)

Best Overall % Change in PSA Values From Baseline
Flat Dose Cohorts QW
0.1 mg
0.3 mg
Step Dose Cohorts QW
0.05/0.1/0.3 mg
0.1/0.3/0.45 mg
0.1/0.3/1 mg
0.2/0.6/2 mg
0.3/1/3 mg
QW Step Dose Cohorts; Q2W target
0.1/0.3/1 mg
0.2/0.6/2 mg
40
20
0
-20
-40
-60
-80
-100
*
*
PSA30
PSA50
PSA70
PSA90
+
+
CRS Grade
5
4
3
2
1
0
11001
11012
11016
11007
11008
11006
11010
11015
11002
11005
11009
11020
11003
11011
12023
11004
12021
11019
11014
11013
12018
11022
11017

Cytokine Release Syndrome (CRS) was observed to be temporary and mild, presenting only as low-grade 1 or 2 events, and was quickly managed with treatment. These incidents of CRS were mainly reported during the first treatment cycle, with no subsequent occurrences in later cycles. Similarly, the majority of TRAEs not associated with CRS were of low severity (Grade 1 or 2) and also primarily occurred in the initial cycle. There was a low incidence of Grade 3 TRAEs, and no Grade 4 or 5 events were observed. JANX007 has been administered at doses up to 3mg, significantly exceeding the anticipated maximum tolerable dose for the parental T cell engager, while the maximum tolerable dose for the TRACTr has not yet been established.

Figure 15. Treatment related adverse events in ≥ 2 subjects (February 12, 2024 cutoff)

Our EGFR-TRACTr (JANX008) for the treatment of colorectal cancer, head and neck cancer, renal cell cancer and non-small cell lung cancer

JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including CRC, SCCHN, RCC, and NSCLC. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We believe that our EGFR-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including on-target, off-tumor healthy tissue toxicities and dose-limiting CRS.

Colorectal cancer overview

Most colorectal cancers are a type of tumor called adenocarcinoma, cancer of the cells that line the inside tissue of the colon and rectum. However, other less frequently arising colorectal tumors include a neuroendocrine tumor of the gastrointestinal tract, gastrointestinal stromal tumor, small cell carcinoma, and lymphoma.

Excluding non-melanoma skin cancers, colorectal cancer is the fourth most common cancer diagnosed in the United States. It is estimated that there were approximately 153,020 new cases of colorectal cancer in the United States in 2023 and approximately 52,550 deaths. Approximately 25 percent of patients have metastatic disease at diagnosis, meaning the disease has spread to other organs, and about 50 percent of patients with CRC will eventually develop metastases. Approximately 35 percent of the patients with a new diagnosis of CRC, and approximately 85 percent of patients with a new metastatic CRC diagnosis, will die within five years. Furthermore, the cumulative recurrence rate of CRC at four years is 100 percent.

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

A combination of nivolumab (OPDIVO) and ipilimumab (YERVOY), which are both marketed by Bristol Myers Squibb, as well as pembrolizumab monotherapy (KEYTRUDA, marketed by Merck & Co.), have been approved for the treatment of microsatellite instability-high (MSI-high) CRC. This is a small subset of CRC patients with mutations that lead to high genetic instability. These results suggest that EGFR-directed immunotherapies have the potential to treat CRC and that, at least in some patients, there are sufficient T cells to mount an effective immune response.

Head and neck cancer overview

Cancers known collectively as head and neck cancers usually begin in the squamous cells that line the moist, mucosal surfaces inside the head and neck, otherwise known as squamous cell carcinomas. Cancers of the head and neck are further categorized by the area of the head or neck in which they begin: oral cavity, pharynx, larynx, paranasal sinuses and nasal cavity and salivary glands. Head and neck cancers account for approximately four percent of all cancers in the United States and are more than twice as common among men as they are among women. Researchers estimate that approximately 66,920 men and women in the United States were diagnosed with head and neck cancers in 2023. Additionally, there were an estimated 15,400 deaths from head and neck cancer in 2023. EGFR is overexpressed in approximately 90 percent of head and neck cancers.

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

Non-small cell lung cancer overview

It is estimated that there were approximately 238,340 new lung cancer cases and 127,070 lung cancer deaths in the United States in 2023. NSCLC accounts for approximately 80 to 85 percent of lung cancer cases. The overall five-year survival for all patients diagnosed with NSCLC is approximately 28 percent.

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

Renal cell carcinoma overview

Renal cell carcinoma, or kidney cancer, is a disease in which malignant cells are found in the lining of tubules in the kidney. RCC is the deadliest urological neoplasm and late-stage disease has a five-year survival rate of approximately 22%. The American Cancer Society’s estimates for kidney cancer in the United States for 2023 are approximately 81,800 new cases of kidney cancer were diagnosed and approximately 14,890 people will die from this disease.

Treatment options for RCC

In RCC, greater than 90 percent of patients express EGFR. Treatment of 1L mRCC typically involves the combination of a PD1 or PDL1 checkpoint inhibitor (pembrolizumab, nivolumab, avelumab) with an anti-VEGFR TKI such as axitinib, cabozantinib or lenvatinib. Alternatively, nivolumab may be combined with the CTLA-4 checkpoint inhibitor ipilimumab. The use of single agent anti-VEGF TKI’s such as sunitinib is declining due to data from the checkpoint combinations, however usage still remains as an option in the more favorable risk patients. In the 1L setting with checkpoint inhibitor combinations, the objective response rates range from approximately 40-70% with median PFS (mPFS) from 12-24 months and mOS typically being greater than 37 months.

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

Figure 16. Structure of JANX008

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

Figure 17. Our masked EGFR-TRACTr was over 8,500-fold less potent at T cell-mediated killing of EGFR-expressing tumor cells than an equivalent unmasked TCE in an in vitro assay

In NHPs, our EGFR-TRACTr demonstrated a half-life of approximately 94 hours. This compares to the half-life of the unmasked EGFR-TCE of approximately one hour. In figure 16, we illustrate our EGFR-TRACTr and the EGFR-TCE half-lives in a study in NHPs.

Figure 18. Our EGFR-TRACTr had a half-life of approximately 94 hours in NHPs

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

Figure 19. Dosing of our EGFR-TRACTr in NHPs had minimal effects on inflammatory cytokine levels. In contrast, dosing of an EGFR-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS

Clinical development

JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including CRC, SCCHN, RCC, and NSCLC. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs.

Safety and efficacy data

As of February 12, 2024, 11 heavily pre-treated, late-stage subjects across all four tumor types have been enrolled. Encouraging signs of clinical activity were observed, while a favorable safety profile was maintained. In one subject with NSCLC treated with JANX008 at 0.15mg once weekly (QW), a confirmed partial response (PR) by RECIST criteria with 100% reduction of the target lung lesion and elimination of liver metastasis with no CRS or TRAEs has been observed. This subject remains on treatment and their PR has been maintained through their week-18 scan. One subject with RCC experienced a 12% reduction in the size of a large RCC mass and significant clinical benefit with Grade 1 CRS.

Figure 20. Encouraging anti-tumor activity observed in early cohorts (February 12, 2024 cutoff)

Flat Dose Cohorts QW
0.05 mg
0.15 mg
Step Dose Cohorts QW
0.5/1.25 mg
Best % Change from baseline in sum of diameters
40
20
0
-20
-40
-60
-80
-100
28%
24%
18%
17%
4%
0%
-12%*
-100%
NSCLC 005
CRC 001
SCCHN 003
CRC 002
NSCLC 009
CRC 010
RCC 011
NSCLC 008
Best Response per RECIST v1.1
PD
PD
SD
PD
SD
SD
NE
cPR

The early safety data for JANX008 has been consistent with the TRACTr design principles of tumor-specific activation while avoiding healthy tissue toxicity with a broadly expressed target. In the 11 subjects enrolled at doses up to 1.25mg, which is significantly above the projected maximum tolerable dose of the parental T cell engager, Grade 1 CRS was observed in only two subjects and no Grade 2 or higher CRS was seen. The majority of non-CRS TRAEs were also low-Grade 1 or 2 and occurred predominantly in cycle one. No treatment related serious adverse events or dose-limiting toxicities have been observed.

Figure 21. Treatment related adverse events (February 12, 2024 cutoff)

Manufacturing

Certain features of our TRACTr and TRACIr molecules allow for their development, manufacturing and control processes to closely resemble those used for standard monoclonal antibodies. First, our TRACTr and TRACIr molecules are readily expressed at high levels recombinantly in common Chinese hamster ovary cells. Second, our TRACTr and TRACIr molecules bind protein A via the anti-albumin-binding domain. Protein A affinity chromatography is the standard technique for capturing recombinant monoclonal antibodies and is a very robust purification procedure due to its specificity. After the protein A affinity chromatography step, TRACTrs and TRACIrs are further purified and polished using standard ion exchange, hydrophobic-interaction and/or multi-modal chromatography, virus filtration, and ultrafiltration/diafiltration formulation steps. Our dosing strategy gives us the advantage of manufacturing at relatively modest scale and formulating our drug products at low protein concentrations in typical formulation matrices. Through developability and manufacturability assessments, we continue to verify that our TRACTr and TRACIr constructs have advantageous properties that include high solubility, minimal aggregation, and good stability. We believe all these attributes allow our products to be manufactured at a substantially lower cost than monoclonal antibodies.

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

All of our TRACTrs and TRACIrs are and will continue to be manufactured from a vial of a master cell bank or working cell bank of that biologic therapeutic’s production cell line. We have or intend to have one master cell bank for each TRACTr and TRACIr that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in the course of product development. It is possible that we could lose our cell banks from our storage locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have an adequate backup should any particular cell bank be lost in a catastrophic event.

We currently and plan to continue to obtain bulk drug substance (BDS) for our TRACTrs and TRACIrs from a single-source third-party contract manufacturer. While any reduction or halt in the supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we will have sufficient BDS to support current and future clinical trial programs. We have developed our supply chain for each of our product candidates and intend to continue to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis, based on our development and commercial supply needs.

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

With respect to our lead PSMA-TRACTr, we are aware of other competing PSMA-targeting clinical-stage therapeutics, which include, but are not limited to: T cell engagers from Amgen, Crescendo Biologics, Johnson and Johnson, Lava Therapeutics, Chugai/Roche and Regeneron; T cell immunomodulators from Regeneron and Johnson & Johnson; antibody-drug conjugates from Ambrx; CAR T cell therapies from Tmunity Therapeutics/Gilead; and radiopharmaceuticals from Novartis, Lantheus/Lilly/Point Biopharma, Fusion Pharmaceuticals, Telix and Bayer.

With respect to our EGFR-TRACTr, we face competition from several targeted therapies approved by the FDA to treat NSCLC, SCCHN, RCC and CRC, including, but not limited to, Genmab/Janssen’s amivantamab, Roche’s bevacizumab, Amgen’s panitumumab, Eli Lilly/Merck KGaA’s cetuximab, Bayer’s regorafenib, and Eli Lilly’s ramucirumab. We also face competition from other anti-EGFR immunotherapies that are in clinical development. We believe that the most advanced candidates are those being developed by Amgen/CytomX, AstraZeneca/Fusion, Bristol Myers Squibb, Dragonfly, Lava Therapeutics/Pfizer, Merus, Regeneron, Chugai/Roche, and Takeda.

With respect to our CD28 TRACIr platform, we are aware of other CD28-based multispecifics that are in clinical development for solid tumors. We believe the most advanced candidates are Regeneron’s nezastomig, REGN5668 and REGN7075, Sanofi’s SAR443216, and Janssen/Xencor’s XmAb808 and Johnson & Johnson’s JNJ-9401. Additional competition may come from other companies developing costimulatory multispecifics, including, but not limited to Genmab/BioNTech, Inhibrx, Incyte/Merus, and Chugai/Roche.

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

As of February 16, 2024, we own 24 pending U.S. provisional and non-provisional patent applications, two U.S. patents, seven pending patent applications filed under the Patent Cooperation Treaty (PCT) and 72 foreign patent applications. Specifically, we have one U.S. non-provisional patent application and five foreign patent applications directed to compositions of our TRACTr and TRACIr platform technologies that are applicable across our product candidates for our PSMA-TRACTr (JANX007) and EGFR-TRACTr (JANX008) programs. We also have one U.S. patent, two U.S. non-provisional patent applications, 17 foreign patent applications that cover compositions and applications of various components and aspects of our TRACTr and TRACIr platform technologies and have general applicability across product candidates. We have one U.S. non-provisional patent application, eight foreign patent applications, one PCT patent application, and one U.S. provisional patent application that covers compositions and applications of components of our TRACTr platform technology that has general applicability to TRACTr product candidates or backup sequences for future development. We further have one U.S. patent, one U.S. provisional patent application, one PCT patent application, three U.S. non-provisional patent applications, and 12 foreign patent applications specific to JANX007 and two U.S. non-provisional patent applications, two PCT patent applications, and 12 foreign patent applications specific to JANX008.We have three U.S. provisional patent applications, five U.S. non-provisional patent applications, three PCT patent applications, and 18 foreign patent applications that are directed to unnamed TRACTr and TRACIr programs for potential future development and one U.S. provisional patent application that covers components and aspects of TRACIr platform technology. In addition, we have one U.S. provisional patent application and four U.S. non-provisional patent applications relating to compositions of our other proprietary antibodies, compounds, technology, inventions, improvements, and other aspects of our technology. Any patents that issue from these pending patent applications are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

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

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

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

Clinical Trials in the EU

In the EU, clinical trials are governed by the new Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application that came into force on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD). The CTR aims to simplify and streamline the approval of clinical trials in the European Union. The Clinical Trials Regulation introduces a complete overhaul of the existing legislation governing clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation. The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicinesused in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

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

Certain drugs, including medicinal products developed by means of biotechnological processes, must be approved via the centralized authorization procedure for marketing authorization. A successful application under the centralized authorization procedure results in a marketing authorization from the European Commission, which is automatically valid in all European Union member states. The other European Economic Area (EEA) countries (namely Norway, Iceland and Liechtenstein) are also obligated to recognize the European Commission decision. The EMA and the European Commission administer the centralized authorization procedure.

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

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further,the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients.Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (SPC), if any is in effect at the time of authorization or, in the case of orphan medicinal products,a two-year extension of orphan market exclusivity.

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

Data Privacy and Security Laws

In the ordinary course of our business, we may process personal or other sensitive, proprietary, and confidential information. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR) (EU GDPR and UK GDPR collectively as GDPR), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (PCI DSS). Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia, Colorado, Connecticut, and Utah have passed comprehensive data privacy and security laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use , and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal data, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA, which became effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.

Foreign data privacy and security laws (including but not limited to the GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risks Related to Government Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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
•
In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.
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
•
Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives.

Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including, among others, significant administrative, civil and criminal penalties, damages, fines, disgorgement, reputational harm, imprisonment, integrity oversight and reporting obligations, and exclusion from participation in federal healthcare programs such as Medicare and Medicaid or comparable foreign programs.

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

In addition, there have been and continue to be a number of initiatives at the federal and state level in the United States that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, in 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. The IRA also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 64 full-time employees. Of these employees, 47 were engaged in research and development and 17 were engaged in general and administrative activities. As of December 31, 2023, we had 59 employees based at our headquarters in San Diego, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2023 and 2022, our net losses were $58.3 million and $63.1 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2023, we had $344.0 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. Additionally, although JAN007 and JANX008 have been in Phase 1 clinical development since October 2022 and April 2023, respectively, our clinical data are limited, and nonclinical data from animal models and preclinical cell lines may not translate into humans and may not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our ongoing and planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

The clinical trial requirements of the FDA, EMA and other comparable foreign regulatory authorities, and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

Disruptions at the FDA and other foreign regulatory authorities may also slow the time necessary for new biologics to be reviewed and/or approved by necessary foreign regulatory authorities, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our preclinical studies, ongoing clinical trials and any future clinical trials of our product candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of EEA countries, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing authorization applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

As of December 31, 2023, we had 64 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology treatments, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Bristol Myers Squibb, Gilead, Johnson & Johnson, Merck & Co., Novartis, Pfizer, Regeneron Pharmaceuticals and Roche/Genentech. Other companies using PSMA-targeting therapeutics for the treatment of cancer include Amgen, Crescendo Biologics, Johnson and Johnson, Lava Therapeutics, Poseida Therapeutics, Regeneron, Tmunity Therapeutic, Novartis and Bayer. We also face competition from biologic prodrug developers such as Adagene, Sanofi, BioAtla, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Harpoon Therapeutics, Merck & Co., and Xilio Therapeutics.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, U.S. federal net operating losses (NOLs) incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year.

As of December 31, 2023, we had $49.9 million of U.S. federal NOLs and $117.6 million of state NOLs. Of the total federal NOLs, $49.4 million have an indefinite carryforward period. The remaining federal and total state NOLs have a 20-year carryforward period, and will begin to expire in 2037 unless previously utilized. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

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
•
In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials,and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials.The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor request of California residents to exercise certain privacy rights with respect to their personal information, such as those noted below. The CCPA provides for civil penalties for violations (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) and Australia’s Privacy Act impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or - private litigation related to the processing of personal data, brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. We also publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we are legally or contractually bound to comply, or may become subject to in the future.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our operations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2023, we had 46,262,759 outstanding shares of common stock.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties upon which we rely on process proprietary, confidential, and sensitive information, including personal information (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information).

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, earthquakes, fires, floods, and other similar threats. Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-parties and technologies to operate critical business systems in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties upon which we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third-parties upon which we rely fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis, Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including individuals and data protection authorities. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the company could also be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

We or the third parties upon whom we depend on may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our development programs and clinical trials (Information Systems and Data).

Our Information Technology (IT) department and IT Director, with the assistance of our legal department and CFO, help identify, assess and manage our cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, evaluating threats reported to us and coordinating with law enforcement about such threats as may be appropriate, conducting internal and external audits, conducting internal threat assessments to evaluate for both internal and external threats, having third parties conduct threat assessments, and conducting vulnerability assessments designed to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, our incident response policy; incident detection and response processes; a vulnerability management policy; a disaster recovery plans; risk assessments; encrypting certain data; network security controls; segregating certain of our data; maintaining access and physical controls; asset management, tracking and disposal; systems monitoring; employee training; penetration testing conducted by third parties; maintaining cybersecurity insurance; and having dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program; (2) the IT department and IT Director discuss cybersecurity risk with management, including our CFO and legal department to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports certain risks to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms (including legal counsel), cybersecurity consultants, cybersecurity software providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies, contract research organizations (CROs), and contract manufacturing organizations (CMOs). We have processes to manage cybersecurity risks associated with our use of certain of these providers. These processes include reviewing certain vendors’ written security program and security assessments, and imposing certain contractual obligations related to cybersecurity on the vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see the section of this Annual Report on Form 10-K titled “Risk Factors”, including, but not limited to, the risk factor titled “If our internal information technology systems or sensitive information, or those of our third-party CROs or other contractors or consultants, are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of our product candidates’ development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our personnel, including our IT Director, who has 20 years of experience in IT and cybersecurity and is a member of the Information Systems Audit and Control Association (ISACA).

Our IT Director is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO is responsible for approving budgets and, along with our IT Director and our legal department, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability and patch management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CEO, CFO and General Counsel. Such management members work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from our IT Director concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Holders of Common Stock

As of February 29, 2024, there were 46,262,759 shares of common stock issued and held by approximately 24 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of December 31, 2023, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: TRACTr and TRACIr. The TRACTr platform produces TCEs with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to CRS and healthy tissue toxicity and (ii) poor PK leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with mCRPC. In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, and a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $58.3 million and $63.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $168.8 million.

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

Support Services Agreement with Avalon BioVentures, Inc. (formerly COI Pharmaceuticals, Inc.)

In January 2021, we entered into a Support Services Agreement (the 2021 Support Services Agreement) with Avalon BioVentures, Inc. (Avalon) that outlines the terms of services provided by Avalon to the Company, as well as the fees charged for such services. Avalon is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The amounts paid to Avalon include support service fees or mark-ups of up to 5%. The 2021 Support Services Agreement was most recently renewed in January 2024 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $8.1 million and $8.6 million of revenue under the Merck Agreement for the years ended December 31, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$8,083	$8,612	$(529)
Operating expenses:
Research and development	54,922	53,441	1,481
General and administrative	26,140	22,262	3,878
Total operating expenses	81,062	75,703	5,359
Loss from operations	(72,979)	(67,091)	(5,888)
Other income	14,686	4,032	10,654
Net loss	$(58,293)	$(63,059)	$4,766

Collaboration Revenue

Collaboration revenues were $8.1 million and $8.6 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $0.5 million was primarily due to a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Direct costs:
JANX007	$7,895	$5,462	$2,433
JANX008	5,401	7,629	(2,228)
Preclinical stage programs and other direct unallocated costs	13,950	18,233	(4,283)
Total direct costs	27,246	31,324	(4,078)
Indirect costs	27,676	22,117	5,559
Total research and development expenses	$54,922	$53,441	$1,481

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the years ended December 31, 2023 and 2022. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA. These changes in presentation had no effect on net loss, total research and development expenses, stockholders’ equity, or cash flows as previously reported.

Research and development expenses were $54.9 million and $53.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.5 million was primarily due to increases in indirect costs of $5.6 million and direct costs related to the development of JANX007 of $2.4 million, offset by decreases in direct costs related to the development of JANX008 of $2.2 million and preclinical stage programs and other unallocated direct costs of $4.3 million. The increase in indirect costs was primarily due to increases in personnel costs of $2.8 million, facilities and other costs of $2.2 million and stock-based compensation expense of $0.6 million.

General and Administrative Expense

General and administrative expenses were $26.1 million and $22.3 million for the years ended December 31, 2023 and 2022, respectively. The increase of $3.8 million was primarily due to increases in stock-based compensation of $2.2 million, personnel and facilities related costs of $2.0 million, offset by a decrease in other general and administrative expenses of $0.4 million.

Other Income

Other income was $14.7 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively. The increase of $10.7 million was due to the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of December 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $344.8 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

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

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (New Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. As of December 31, 2023, $150.0 million of common stock remained available for sale under the New Sale Agreement. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the New Sale Agreement. As a result, we will not make any sales of our securities pursuant to the New Sale Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares of our common stock is filed. Other than the termination of the prospectus, the New Sale Agreement remains in full force and effect.

In July 2023, we closed an underwritten offering of 4,153,717 shares of our common stock and pre-funded warrants to purchase 583,483 shares of common stock at an exercise price of $0.001 per share. The shares of common stock were sold at a price of $12.46 per share and the pre-funded common stock warrants were sold at a price of $12.459 per pre-funded common stock warrant, resulting in gross proceeds of $59.0 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $2.5 million, resulting in net proceeds of $56.5 million.

In March 2024, we closed an underwritten offering of 5,397,301 shares of our common stock and pre-funded warrants to purchase 1,935,483 shares of common stock. The shares of common stock were sold at a price of $46.50 per share and the pre-funded common stock warrants were sold at a price of $46.499 per pre-funded common stock warrant, resulting in gross proceeds of $341.0 million. Fees related to the offering included underwriting discounts, commissions, and estimated offering expenses in the aggregate amount of $20.8 million, resulting in estimated net proceeds of $320.2 million.

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,575)	$(42,922)
Investing activities	(41,194)	58,266
Financing activities	59,548	500
Net increase (decrease) in cash, cash equivalents and restricted cash	$(32,221)	$15,844

Operating Activities

Net cash used in operating activities of $50.6 million for the year ended December 31, 2023 was primarily due to our net loss of $58.3 million and a change in operating assets and liabilities and other non-cash charges of $12.3 million, adjusted for $20.0 million of stock-based compensation expense. Net cash used in operating activities of $42.9 million for the year ended December 31, 2022 was primarily due to our net loss of $63.1 million, adjusted for $17.2 million of stock-based compensation expense and a decrease in operating assets and liabilities and other non-cash charges of $3.0 million.

Investing Activities

Net cash used in investing activities of $41.2 million for the year ended December 31, 2023 was primarily due to $39.3 million of net purchases of short-term investments and by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.9 million. Net cash provided by investing activities of $58.3 million for the year ended December 31, 2022 was primarily due to $64.7 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $6.4 million.

Financing Activities

Net cash provided by financing activities of $59.5 million for the year ended December 31, 2023 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $56.5 million, and exercises of common stock options and from shares issued under our 2021 Employee Stock Purchase Plan (ESPP) of $3.0 million. Net cash provided by financing activities of $0.5 million for the year ended December 31, 2022 was primarily due to proceeds from shares issued under our ESPP.

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

With respect to variable consideration relating to development and regulatory milestone payments, if it is probable that a significant revenue reversal would not occur, the associated payment value is included in the transaction price. For development and regulatory milestones that are uncertain in nature and highly dependent on factors outside of our control, the aggregate consideration is determined to be fully constrained and is not included in the transaction price until the underlying events occur or the associated approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of

(i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Janux Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Janux Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 8, 2024

Janux Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$19,205	$51,426
Short-term investments	324,823	275,590
Prepaid expenses and other current assets	5,213	5,423
Total current assets	349,241	332,439
Restricted cash	816	816
Property and equipment, net	7,003	7,086
Operating lease right-of-use assets	20,838	22,279
Other long-term assets	2,509	1,390
Total assets	$380,407	$364,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424	$2,159
Accrued expenses	7,387	8,179
Current portion of deferred revenue	1,705	5,406
Current portion of operating lease liabilities	1,517	763
Total current liabilities	13,033	16,507
Deferred revenue, net of current portion	—	2,221
Operating lease liabilities, net of current portion	23,025	24,542
Total liabilities	36,058	43,270

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at December 31, 2023 and 2022, respectively; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at December 31, 2023 and 2022, respectively; issued shares – 46,262,759 and 41,684,666 at December 31, 2023 and 2022, respectively; outstanding shares – 46,252,440 and 41,616,260 at December 31, 2023 and 2022, respectively	46	42
Additional paid-in capital	512,401	432,703
Accumulated other comprehensive income (loss)	665	(1,535)
Accumulated deficit	(168,763)	(110,470)
Total stockholders’ equity	344,349	320,740
Total liabilities and stockholders’ equity	$380,407	$364,010

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$8,083	$8,612
Operating expenses:
Research and development	54,922	53,441
General and administrative	26,140	22,262
Total operating expenses	81,062	75,703
Loss from operations	(72,979)	(67,091)
Other income:
Interest income	14,686	4,032
Total other income	14,686	4,032
Net loss	$(58,293)	$(63,059)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	2,200	(1,265)
Comprehensive loss	$(56,093)	$(64,324)
Net loss per common share, basic and diluted	$(1.32)	$(1.52)
Weighted-average shares of common stock outstanding, basic and diluted	44,016,283	41,469,631

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	366,327
Exercise of common stock options	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	54,299	—	499	—	—	499
Vesting of restricted shares	311,419	1	1,033	—	—	1,034
Stock-based compensation	—	—	17,203	—	—	17,203
Unrealized loss on available-for-sale securities, net	—	—	—	(1,265)	—	(1,265)
Net loss	—	—	—	—	(63,059)	(63,059)
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Issuance of common stock and pre-funded common stock warrants, net of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	253,545	—	2,246	—	—	2,246
Shares issued under employee stock purchase plan	90,574	—	772	—	—	772
Vesting of restricted shares	58,087	—	149	—	—	149
Stock-based compensation	—	—	20,005	—	—	20,005
Unrealized gain on available-for-sale securities, net	—	—	—	2,200	—	2,200
Net loss	—	—	—	—	(58,293)	(58,293)
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(58,293)	$(63,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,955	841
Stock-based compensation	20,005	17,203
Accretion of discounts on investments, net	(7,688)	(2,183)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	210	(3,369)
Other long-term assets	(1,119)	(1,270)
Accounts payable	277	(294)
Accrued expenses	(678)	4,156
Deferred revenue	(5,922)	1,764
Operating lease right-of-use assets and liabilities, net	678	3,289
Net cash used in operating activities	(50,575)	(42,922)
Cash flows from investing activities
Purchases of property and equipment	(1,850)	(6,445)
Purchases of short-term investments	(317,344)	(294,389)
Maturities of short-term investments	278,000	359,100
Net cash provided by (used in) investing activities	(41,194)	58,266
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	3,018	500
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	56,530	—
Net cash provided by financing activities	59,548	500
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,221)	15,844
Cash, cash equivalents and restricted cash – beginning of year	52,242	36,398
Cash, cash equivalents and restricted cash – end of period	$20,021	$52,242

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$132	$109
Vesting of restricted common stock	$149	$1,034
Unrealized gain (loss) on available-for-sale securities, net	$2,200	$(1,265)
Operating lease liabilities arising from right-of-use assets	$—	$23,422

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

Liquidity and Capital Resources

From its inception through December 31, 2023, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $168.8 million as of December 31, 2023. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in an underwritten offering, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of COVID-19 and other public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels, as well as recent or anticipated changes in interest rates and the inflationary macro environment.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform an analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2). Management’s assessment included the preparation of cash flow forecasts resulting in management’s conclusion that the Company has sufficient capital to fund operations for at least 12 months from the date the financial statements for the year ended December 31, 2023 are issued.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. The fair value of assets classified within Level 1 is based on quoted prices in active markets as provided by the Company’s investment managers. The fair value of short-term investments classified within Level 2 is based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company’s investment portfolio balance against the fair values of the Company’s investment portfolio balance obtained from an independent source. The Company has no financial liabilities recorded at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Assets:
Cash equivalents:
Money market funds	$14,751	$14,751	$—	$—
Total cash equivalents	14,751	14,751	—	—
Short-term investments:
U.S. Treasury securities	71,300	71,300	—	—
U.S. agency bonds	167,103	—	167,103	—
Asset-backed securities	5,055	—	5,055	—
Corporate debt securities	1,999	—	1,999	—
Commercial paper	79,366	—	79,366	—
Total short-term investments	324,823	71,300	253,523	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$340,390	$86,867	$253,523	$—

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$12,697	$12,697	$—	$—
Total cash equivalents	12,697	12,697	—	—
Short-term investments:
U.S. Treasury securities	63,016	63,016	—	—
U.S. agency bonds	67,020	—	67,020	—
U.S. agency discount notes	4,334	—	4,334	—
Corporate debt securities	1,970	—	1,970	—
Commercial paper	139,250	—	139,250	—
Total short-term investments	275,590	63,016	212,574	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$289,103	$76,529	$212,574	$—

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts and money market funds.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$19,205	$51,426
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$20,021	$52,242

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

The following tables summarize short-term investments (in thousands):

	As of December 31, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$71,072	$242	$(14)	$71,300
U.S. agency bonds	166,699	591	(187)	167,103
Asset-backed securities	5,078	—	(23)	5,055
Corporate debt securities	1,999	—	—	1,999
Commercial paper	79,310	56	—	79,366
Total	$324,158	$889	$(224)	$324,823

	As of December 31, 2022
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$63,675	$—	$(659)	$63,016
U.S. agency bonds	67,421	—	(401)	67,020
U.S. agency discount notes	4,321	13	—	4,334
Corporate debt securities	1,975	—	(5)	1,970
Commercial paper	139,733	26	(509)	139,250
Total	$277,125	$39	$(1,574)	$275,590

The amortized cost and estimated fair value in the tables above exclude $2.2 million and $0.7 million of accrued interest receivable as of December 31, 2023 and 2022, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of December 31, 2023
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$34,426	$36,874
U.S. agency bonds	89,801	77,302
Asset-backed securities	5,055	—
Corporate debt securities	1,999	—
Commercial paper	79,366	—
Total	$210,647	$114,176

	As of December 31, 2022
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$57,369	$5,647
U.S. agency bonds	37,202	29,818
U.S. agency discount notes	4,334	—
Corporate debt securities	—	1,970
Commercial paper	139,250	—
Total	$238,155	$37,435

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

As of December 31, 2023, 15 out of 45 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of December 31, 2023 or December 31, 2022.

The following tables summarize our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,892	$(14)	$—	$—	$5,892	$(14)
U.S. agency bonds	63,583	(169)	9,970	(18)	73,553	(187)
Asset-backed securities	5,055	(23)	—	—	5,055	(23)
Total	$74,530	$(206)	$9,970	$(18)	$84,500	$(224)

	As of December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$15,566	$(82)	$47,450	$(577)	$63,016	$(659)
U.S. agency bonds	67,020	(401)	—	—	67,020	(401)
Corporate debt securities	1,970	(5)	—	—	1,970	(5)
Commercial paper	118,840	(509)	—	—	118,840	(509)
Total	$203,396	$(997)	$47,450	$(577)	$250,846	$(1,574)

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the years ended December 31, 2023 and 2022, all of the Company’s revenue related to a single customer.

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, furniture and fixtures and computer equipment and software. Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Repairs and maintenance costs are charged to expense as incurred.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses through December 31, 2023.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

With respect to variable consideration relating to development and regulatory milestone payments, if it is probable that a significant revenue reversal would not occur, the associated payment value is included in the transaction price. For development and regulatory milestones that are uncertain in nature and highly dependent on factors outside of our control, the aggregate consideration is determined to be fully constrained and is not included in the transaction price until the underlying events occur or the associated approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Research and Development Expenses

All research and development costs are expensed in the period incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in an underwritten offering in July 2023 (Note 5), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 27,458 shares and 182,194 shares from the weighted-average number of shares of common stock outstanding for the years ended December 31, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

	December 31,
	2023	2022
Common stock options	7,989,192	7,345,444
Unvested common stock	10,319	68,406
Employee stock purchase plan shares	13,796	10,423
Total potentially dilutive shares	8,013,307	7,424,273

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

Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (CODM). The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on the financial statements and related disclosures and will adopt the new standard using a retrospective approach.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the financial statements and related disclosures.

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$8,454	$6,838
Furniture and fixtures	792	752
Computer equipment and software	628	323
Assets not placed in service	43	145
Total property and equipment	9,917	8,058
Less: accumulated depreciation	(2,914)	(972)
Property and equipment, net	$7,003	$7,086

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$3,303	$2,671
Accrued research and development	3,535	4,716
Other accrued expenses	529	623
Unvested stock liabilities	20	169
Accrued expenses	$7,387	$8,179

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Future minimum noncancelable operating lease payments as of December 31, 2023 are as follows (in thousands):

2024	3,403
2025	3,505
2026	3,611
2027	3,719
2028	3,830
Thereafter	16,872
Total minimum lease payments	34,940
Less: Imputed interest	(10,398)
Total operating lease liabilities	24,542
Less: Current portion of operating lease liabilities	(1,517)
Operating lease liabilities, net of current portion	$23,025

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The Torrey Plaza lease has a remaining lease term of 9.1 years and a discount rate of 8% as of December 31, 2023. Operating lease expense included in the measurement of lease liabilities for year ended December 31, 2023 was $3.4 million. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023 was $2.8 million. Operating lease expense included in the measurement of lease liabilities for year ended December 31, 2022 was $2.8 million. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $0.2 million.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2023, the Company is not currently party to any material legal proceedings.

4. Related Party Transactions

In January 2021, the Company entered into a Support Services Agreement (the “2021 Support Services Agreement”) with Avalon BioVentures, Inc. ("Avalon") that outlines the terms of services provided by Avalon to the Company, as well as the fees charged for such services. Avalon is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owns greater than 5% of our outstanding capital stock. The 2021 Support Services Agreement was most recently renewed in January 2024 and will continue to renew for additional one-year renewal periods until terminated by the parties. Either party may terminate the 2021 Support Services Agreement with 30 days written notice.

Operating expense recognized by the Company under the 2021 Support Services Agreement for the year ended December 31, 2023 was immaterial. The Company recognized $0.5 million of research and development expenses and $0.1 million of general and administrative expenses under the 2021 Support Services Agreement for the year ended December 31, 2022.

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

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“New Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. There was no activity from the New Sale Agreement during the year ended December 31, 2023. As of December 31, 2023, $150.0 million of common stock remained available for sale under the New Sale Agreement. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the New Sale Agreement. As a result, the Company will not make any sales of its securities pursuant to the New Sale Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares of its common stock is filed. Other than the termination of the prospectus, the New Sale Agreement remains in full force and effect.

In July 2023, the Company closed an underwritten offering of 4,153,717 shares of its common stock and pre-funded warrants to purchase 583,483 shares of common stock at an exercise price of $0.001 per share. The shares of common stock were sold at a price of $12.46 per share and the pre-funded common stock warrants were sold at a price of $12.459 per pre-funded common stock warrant, resulting in gross proceeds of $59.0 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $2.5 million, resulting in net proceeds of $56.5 million. The pre-funded common stock warrants will not expire until exercised in full and are exercisable in cash or by means of a cashless exercise.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. A total of 2,775,890 new shares of common stock were initially reserved for issuance under the 2021 Plan. The number of shares reserved that were remaining under the 2017 Plan as of the effective date of the 2021 Plan, or 1,424,110 shares, were added to the shares initially reserved under the 2021 Plan upon its effectiveness and any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2023, there were 9,169,849 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	7,345,444	$11.67	8.3	$29,806
Granted	2,019,450	$13.80
Exercised	(253,545)	$8.86
Forfeited or cancelled	(1,122,157)	$13.25
Balance at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Vested and expected to vest at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Exercisable at December 31, 2023	5,226,145	$9.89	7.3	$16,596

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The weighted-average grant date fair value of option grants for the years ended December 31, 2023 and 2022 was $10.02 and $12.35, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was $1.9 million and $0.1 million, respectively. As of December 31, 2023, total unrecognized stock-based compensation cost associated with option grants was $34.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.5% – 4.7%	1.5% – 4.2%
Expected volatility	82% – 87%	81% – 85%
Expected term (in years)	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected volatility. Given the Company’s limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available, including the Company's historical volatility, weighted by years of available trading data within the expected term. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior to provide a reasonable basis upon which to estimate the expected term, it determines the expected life assumption using the simplified method, for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the contractual term.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. A total of 466,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In June 2021, employees began to enroll in the ESPP and the Company’s first offering period commenced. Stock-based compensation expense related to the ESPP was $0.9 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.6 years.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$7,873	$7,235
General and administrative	12,132	9,968
Total	$20,005	$17,203

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Weighted-Average Grant Date Fair Value	Unvested Stock Liabilities
Balance at December 31, 2022	68,406	$1.94	$169
Vested shares	(58,087)	$2.00	(149)
Balance at December 31, 2023	10,319	$1.57	$20

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2023	2022
Common stock options outstanding	7,989,192	7,345,444
Shares available for issuance under the Plans	5,198,941	4,012,001
Shares available for issuance under the ESPP	1,142,750	816,478
Pre-funded common stock warrants	503,226	—
Total	14,834,109	12,173,923

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

The Company concluded that Merck represented a customer and has accounted for the initial units of account in accordance with FASB’s Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). As it relates to Merck's option to select a Second Collaboration Target, which was exercised in May 2022, the Company concluded that this option represented a customer option to purchase additional goods or services that is not a material right and, therefore, is accounted for as a separate contract and separate performance obligation to purchase the additional goods or services.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Merck Agreement for the First Collaboration Target is $11.4 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding of $3.4 million. The Company determined that the initial transaction price under the Merck Agreement for the Second Collaboration Target is $12.0 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding of $4.0 million. The performance obligations related to the First Collaboration Target were completed as of December 31, 2023. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2023 was $3.1 million for the Second Collaboration Target.

The Company concluded that there was not a significant financing component under the Merck Agreement. With respect to the remaining variable consideration within the Merck Agreement, including milestone and royalty payments, the Company determined that as of December 31, 2023 these payments were probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is not included in the transaction price at December 31, 2023. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

Consideration received for each Collaboration Target is recorded as deferred revenue and recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations for each Collaboration Target. Revenue associated with the upfront payment and research program funding for each Collaboration Target is recognized based on actual total full-time equivalent employees (“FTEs”) utilized as a percentage of total FTEs expected to be utilized over the expected term of conduct of the research services performed for each respective Collaboration Target. The Company estimates the remaining term of these research services, over which revenue will be recognized, to be 0.7 years for the Second Collaboration Target as of December 31, 2023.

The Company recognized $8.1 million and $8.6 million of revenue under the Merck Agreement for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, aggregate deferred revenue related to the Merck Agreement was $1.7 million, all of which was classified as current. The Company did not have an accounts receivable balance outstanding as of December 31, 2023 and 2022. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services for the Second Collaboration Target and the Company’s participation in a joint research committee.

7. Income Taxes

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2023 or 2022. The net losses for the years ended December 31, 2023 and 2022 were generated solely in the United States.

A reconciliation of the Company’s income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Expected tax benefit computed at federal statutory rate	$(12,242)	$(13,242)
State income taxes, net of federal tax benefit	(2,827)	(3,754)
Permanent differences	3,567	1,899
Research and development credits	(4,300)	(2,930)
Reserve for uncertain tax positions	1,058	715
Other	124	80
Change in valuation allowance	14,620	17,232
Income tax expense (benefit)	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$18,745	$16,261
Capitalized research and development	15,698	8,310
Lease liability	6,868	7,081
Research and development credit carryforwards	6,597	3,377
Stock-based compensation	4,005	3,453
Other	713	430
Total deferred tax assets	52,626	38,912
Valuation allowance	(44,981)	(30,976)
Net deferred tax assets	7,645	7,936
Deferred tax liabilities:
ROU asset	(5,831)	(6,235)
Property and equipment	(1,498)	(1,519)
Other	(316)	(182)
Total gross deferred tax liabilities	(7,645)	(7,936)
Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets at December 31, 2023 and 2022.

At December 31, 2023, the Company had federal and state net operating loss ("NOL") carryforwards of $49.9 million and $117.6 million, respectively. Federal NOL carryforwards totaling $0.5 million begin to expire in 2037, unless previously utilized, and federal NOL carryforwards of $49.4 million generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $117.6 million begin to expire in 2037, unless previously utilized. In addition, the Company also has federal and state research and development ("R&D") credit carryforwards totaling $6.4 million and $3.1 million respectively. The federal R&D credit carryforwards will begin to expire in 2037 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company's NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$1,273	$510
Increases related to prior year tax positions	126	—
Increases related to current year tax positions	990	763
Balance at end of year	$2,389	$1,273

The Company had no accrual for interest or penalties on the Company's balance sheets at December 31, 2023 or 2022, and has not recognized interest and/or penalties in the statement of operations and comprehensive loss for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $2.4 million and $1.3 million, respectively, which if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefit over the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company's tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. Further, the Company is not currently under examination by any federal, state or local tax authority.

8. 401(k) Plan

Effective April 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of up to 3% of eligible employees’ compensation. Employer contributions for the years ended December 31, 2023 and 2022 were $0.4 million and $0.2 million, respectively.

9. Subsequent Events

In March 2024, the Company closed an underwritten offering of 5,397,301 shares of its common stock and pre-funded warrants to purchase 1,935,483 shares of common stock. The shares of common stock were sold at a price of $46.50 per share and the pre-funded common stock warrants were sold at a price of $46.499 per pre-funded common stock warrant, resulting in gross proceeds of $341.0 million. Fees related to the offering included underwriting discounts, commissions, and estimated offering expenses in the aggregate amount of $20.8 million, resulting in estimated net proceeds of $320.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed "Election of Directors" and "Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2023 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

4.4	Description of Registrant’s Common Stock. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023).
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

10.5+	Amended and Restated Non-Employee Director Compensation Policy.
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

10.9*

Support Services Agreement, by and between the Registrant and Avalon BioVentures, Inc. (formerly COI Pharmaceuticals, Inc.), dated January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021).

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

10.14+	Employment Agreement, by and between the Registrant and Tommy DiRaimondo, Ph.D., dated January 1, 2021.
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

10.19+

Transition and Consulting Agreement, by and between the Registrant and Shahram Salek-Ardakani, Ph.D., dated November 10, 2022 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2023).

10.20+

Employment Agreement, by and between the Registrant and Charles Winter, dated February 12, 2021 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2023).

10.21

Underwriting Agreement, between the Company and BofA Securities, Inc., dated as of July 17, 2023 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023).

10.22	Janux Therapeutics, Inc. Incentive Compensation Recoupment Policy.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: March 8, 2024	By:	/s/ David Campbell, Ph.D.
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

Name	Title	Date

/s/ David Campbell, Ph.D.	President and Chief Executive Officer and Director	March 8, 2024
David Campbell, Ph.D.	(Principal Executive Officer)

/s/ Tighe Reardon	Acting Chief Financial Officer	March 8, 2024
Tighe Reardon	(Principal Financial and Accounting Officer)

/s/ Jay Lichter, Ph.D.	Chairperson of the Board of Directors	March 8, 2024
Jay Lichter, Ph.D.

/s/ Ron Barrett, Ph.D.	Director	March 8, 2024
Ron Barrett, Ph.D.

/s/ Vickie Capps	Director	March 8, 2024
Vickie Capps

/s/ Sheila Gujrathi, M.D.	Director	March 8, 2024
Sheila Gujrathi, M.D.

/s/ Winston Kung	Director	March 8, 2024
Winston Kung

/s/ Alana McNulty	Director	March 8, 2024
Alana McNulty

/s/ Jake Simson, Ph.D.	Director	March 8, 2024
Jake Simson, Ph.D.