Form 10-Q
period 2024-03-31
Janux Therapeutics, Inc.
filed 2024-05-08
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the Registrant had 51,850,667 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$212,803	$19,205
Accounts receivable	519	—
Short-term investments	438,960	324,823
Prepaid expenses and other current assets	6,384	5,213
Total current assets	658,666	349,241
Restricted cash	816	816
Property and equipment, net	6,517	7,003
Operating lease right-of-use assets	20,461	20,838
Other long-term assets	2,524	2,509
Total assets	$688,984	$380,407

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,254	$2,424
Accrued expenses	5,810	7,387
Current portion of deferred revenue	972	1,705
Current portion of operating lease liabilities	1,573	1,517
Total current liabilities	10,609	13,033
Operating lease liabilities, net of current portion	22,612	23,025
Total liabilities	33,221	36,058

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at March 31, 2024 and December 31, 2023, respectively; issued shares – 51,846,342 and 46,262,759 at March 31, 2024 and December 31, 2023, respectively; outstanding shares – 51,840,571 and 46,252,440 at March 31, 2024 and December 31, 2023, respectively	51	46
Additional paid-in capital	839,759	512,401
Accumulated other comprehensive income (loss)	(524)	665
Accumulated deficit	(183,523)	(168,763)
Total stockholders’ equity	655,763	344,349
Total liabilities and stockholders’ equity	$688,984	$380,407

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$1,252	$2,048
Operating expenses:
Research and development	14,070	15,865
General and administrative	7,343	6,464
Total operating expenses	21,413	22,329
Loss from operations	(20,161)	(20,281)
Other income:
Interest income	5,401	2,822
Total other income	5,401	2,822
Net loss	$(14,760)	$(17,459)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(1,189)	796
Comprehensive loss	$(15,949)	$(16,663)
Net loss per common share, basic and diluted	$(0.30)	$(0.42)
Weighted-average shares of common stock outstanding, basic and diluted	49,049,741	41,763,971

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $20,896 of issuance costs	5,397,301	5	320,071	—	—	320,076
Exercise of common stock options	186,282	—	1,657	—	—	1,657
Vesting of restricted shares	4,548	—	5	—	—	5
Stock-based compensation	—	—	5,625	—	—	5,625
Unrealized loss on available-for-sale securities, net	—	—	—	(1,189)	—	(1,189)
Net loss	—	—	—	—	(14,760)	(14,760)
Balance at March 31, 2024	51,840,571	$51	$839,759	$(524)	$(183,523)	$655,763

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Exercise of common stock options	148,649	—	1,580	—	—	1,580
Vesting of restricted shares	37,898	—	134	—	—	134
Stock-based compensation	—	—	5,473	—	—	5,473
Unrealized gain on available-for-sale securities, net	—	—	—	796	—	796
Net loss	—	—	—	—	(17,459)	(17,459)
Balance at March 31, 2023	41,802,807	$42	$439,890	$(739)	$(127,929)	$311,264

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,760)	$(17,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	532	453
Stock-based compensation	5,625	5,473
Accretion of discounts on investments, net	(1,787)	(1,678)
Changes in operating assets and liabilities:
Accounts receivable	(519)	(750)
Prepaid expenses and other current assets	(1,171)	1,649
Other long-term assets	(15)	(221)
Accounts payable	(456)	(107)
Accrued expenses	(1,573)	(560)
Deferred revenue	(733)	(1,298)
Operating lease right-of-use assets and liabilities, net	20	587
Net cash used in operating activities	(14,837)	(13,911)
Cash flows from investing activities
Purchases of property and equipment	(197)	(285)
Purchases of short-term investments	(178,539)	(71,705)
Maturities of short-term investments	65,000	63,250
Net cash used in investing activities	(113,736)	(8,740)
Cash flows from financing activities
Proceeds from exercise of common stock options	1,657	1,580
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	320,514	—
Net cash provided by financing activities	322,171	1,580
Net increase (decrease) in cash, cash equivalents and restricted cash	193,598	(21,071)
Cash, cash equivalents and restricted cash – beginning of year	20,021	52,242
Cash, cash equivalents and restricted cash – end of period	$213,619	$31,171

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$—	$395
Unpaid equity issuance costs	$438	$—
Vesting of restricted common stock	$5	$134
Unrealized gain (loss) on available-for-sale securities, net	$(1,189)	$796

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

Liquidity and Capital Resources

From its inception through March 31, 2024, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $183.5 million as of March 31, 2024. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of COVID-19 and other public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels, as well as recent or anticipated changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024:
Assets:
Cash equivalents:
Money market funds	$211,890	$211,890	$—	$—
Total cash equivalents	211,890	211,890	—	—
Short-term investments:
U.S. Treasury securities	74,519	74,519	—	—
U.S. agency bonds	191,460	—	191,460	—
Asset-backed securities	5,114	—	5,114	—
Corporate debt securities	120,741	—	120,741	—
Commercial paper	47,126	—	47,126	—
Total short-term investments	438,960	74,519	364,441	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$651,666	$287,225	$364,441	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Assets:
Cash equivalents:
Money market funds	$14,751	$14,751	$—	$—
Total cash equivalents	14,751	14,751	—	—
Short-term investments:
U.S. Treasury securities	71,300	71,300	—	—
U.S. agency bonds	167,103	—	167,103	—
Asset-backed securities	5,055	—	5,055	—
Corporate debt securities	1,999	—	1,999	—
Commercial paper	79,366	—	79,366	—
Total short-term investments	324,823	71,300	253,523	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$340,390	$86,867	$253,523	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$212,803	$19,205
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$213,619	$20,021

Short-Term Investments

Short-term investments consist of U.S. Treasury securities, U.S. agency bonds, asset-backed securities, corporate debt securities and commercial paper, all of which are highly rated by Moody’s, S&P, and Fitch. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

The following tables summarize short-term investments (in thousands):

	As of March 31, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$74,555	$1	$(37)	$74,519
U.S. agency bonds	191,844	127	(511)	191,460
Asset-backed securities	5,130	—	(16)	5,114
Corporate debt securities	120,839	47	(145)	120,741
Commercial paper	47,116	10	—	47,126
Total	$439,484	$185	$(709)	$438,960

	As of December 31, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$71,072	$242	$(14)	$71,300
U.S. agency bonds	166,699	591	(187)	167,103
Asset-backed securities	5,078	—	(23)	5,055
Corporate debt securities	1,999	—	—	1,999
Commercial paper	79,310	56	—	79,366
Total	$324,158	$889	$(224)	$324,823

The amortized cost and estimated fair value in the tables above exclude $3.9 million and $2.2 million of accrued interest receivable as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of March 31, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$52,037	$22,482
U.S. agency bonds	70,515	120,945
Asset-backed securities	5,114	—
Corporate debt securities	—	120,741
Commercial paper	47,126	—
Total	$174,792	$264,168

	As of December 31, 2023
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$34,426	$36,874
U.S. agency bonds	89,801	77,302
Asset-backed securities	5,055	—
Corporate debt securities	1,999	—
Commercial paper	79,366	—
Total	$210,647	$114,176

As of March 31, 2024, 32 out of 49 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of March 31, 2024 or December 31, 2023.

The following tables summarize our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$55,943	$(37)	$—	$—	$55,943	$(37)
U.S. agency bonds	124,677	(511)	—	—	124,677	(511)
Asset-backed securities	—	—	5,114	(16)	5,114	(16)
Corporate debt securities	83,338	(145)	—	—	83,338	(145)
Total	$263,958	$(693)	$5,114	$(16)	$269,072	$(709)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,892	$(14)	$—	$—	$5,892	$(14)
U.S. agency bonds	63,583	(169)	9,970	(18)	73,553	(187)
Asset-backed securities	5,055	(23)	—	—	5,055	(23)
Total	$74,530	$(206)	$9,970	$(18)	$84,500	$(224)

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of March 31, 2024, and December 31, 2023, all of the Company’s accounts receivable, if any, relate to a single customer. For the three months ended March 31, 2024 and 2023, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 7,994 shares and 49,457 shares from the weighted-average number of common stock outstanding for the three months ended March 31, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	March 31,
	2024	2023
Common stock options	9,850,776	8,889,905
Unvested common stock	5,771	30,508
Employee stock purchase plan shares	55,251	44,231
Total potentially dilutive shares	9,911,798	8,964,644

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU No. 2020-06 on January 1, 2024 and the adoption of the standard had no material impact on its financial statements and related disclosures.

Accounting Pronouncements Pending Adoption

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures and will adopt the new standard using a retrospective approach.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

2. Balance Sheet Details

Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$8,513	$8,454
Furniture and fixtures	792	792
Computer equipment and software	658	628
Assets not placed in service	—	43
Total property and equipment	9,963	9,917
Less: accumulated depreciation	(3,446)	(2,914)
Property and equipment, net	$6,517	$7,003

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$1,325	$3,303
Accrued research and development	3,680	3,535
Other accrued expenses	805	549
Accrued expenses	$5,810	$7,387

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Interest receivable	$3,886	$2,161
Prepaid research and development	1,844	2,318
Other prepaid expenses	654	734
Prepaid expenses and other current assets	$6,384	$5,213

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Future minimum noncancelable operating lease payments as of March 31, 2024 are as follows (in thousands):

2024 (remaining)	$2,563
2025	3,505
2026	3,611
2027	3,719
2028	3,830
Thereafter	16,872
Total minimum lease payments	34,100
Less: Imputed interest	(9,915)
Total operating lease liabilities	24,185
Less: Current portion of operating lease liabilities	(1,573)
Operating lease liabilities, net of current portion	$22,612

The Torrey Plaza lease has a remaining lease term of 8.8 years and a discount rate of 8% as of March 31, 2024. Operating lease expense included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023 was $0.9 million and $0.9 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.3 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2024, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. There was no activity from the Sale Agreement during the three months ended March 31, 2024. As of March 31, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sale Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares of its common stock is filed. Other than the termination of the prospectus, the Sale Agreement remains in full force and effect.

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

In March 2024, the Company closed an underwritten offering of 5,397,301 shares of its common stock and pre-funded warrants to purchase 1,935,483 shares of common stock at an exercise price of $0.001 per share. The shares of common stock were sold at a price of $46.50 per share and the pre-funded common stock warrants were sold at a price of $46.499 per pre-funded common stock warrant, resulting in gross proceeds of $341.0 million. Fees related to the offering included underwriting discounts, commissions, and

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

offering expenses in the aggregate amount of $20.9 million, resulting in net proceeds of $320.1 million. The pre-funded common stock warrants will not expire until exercised in full and are exercisable in cash or by means of a cashless exercise.

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

In addition, such pre-funded common stock warrants do not provide any guarantee of value or return and do not provide the warrant holders with the option to settle any unexercised warrants for cash outside of the Company’s control. The pre-funded common stock warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than a certain percentage of the Company’s outstanding common stock. The Company valued the pre-funded common stock warrants at issuance, concluding that their sale price approximated their fair value. Accordingly, the pre-funded common stock warrants are accounted for as a component of additional paid-in capital at the time of issuance.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2024, there were 11,387,354 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Granted	2,091,166	$11.13
Exercised	(186,282)	$8.89
Forfeited or cancelled	(43,300)	$20.21
Balance at March 31, 2024	9,850,776	$11.90	8.0	$253,756
Vested and expected to vest at March 31, 2024	9,850,776	$11.90	8.0	$253,756
Exercisable at March 31, 2024	5,603,980	$10.46	7.2	$152,363

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

The weighted-average grant date fair value of option grants for the three months ended March 31, 2024 and 2023 was $8.11 and $10.21, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2024 and 2023 was $5.6 million and $1.5 million, respectively. As of March 31, 2024, total unrecognized stock-based compensation cost associated with option grants was $45.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.8% – 4.2%	3.5% – 4.2%
Expected volatility	83% – 86%	83%
Expected term (in years)	6.1	6.0
Expected dividend yield	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected volatility. Given the Company’s limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available, including the Company’s historical volatility, weighted by years of available trading data within the expected term. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three months ended March 31, 2024 and 2023. As of March 31, 2024, total unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.4 years.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,184	$2,358
General and administrative	3,441	3,115
Total	$5,625	$5,473

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Weighted-Average Grant Date Fair Value	Unvested Stock Liabilities
Balance at December 31, 2023	10,319	$1.57	$20
Vested shares	(4,548)	$0.91	(5)
Balance at March 31, 2024	5,771	$2.09	$15

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31, 2024	December 31, 2023
Common stock options outstanding	9,850,776	7,989,192
Shares available for issuance under the Plans	5,464,212	5,198,941
Shares available for issuance under the ESPP	1,605,377	1,142,750
Pre-funded common stock warrants outstanding	2,438,709	503,226
Total	19,359,074	14,834,109

5. Research Collaboration and Exclusive License Agreement

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The Company recognized $1.3 million and $2.0 million of revenue under the Merck Agreement for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, aggregate deferred revenue related to the Merck Agreement was $1.0 million, all of which was classified as current. The Company had $0.5 million and $0 of accounts receivable outstanding as of March 31, 2024 and December 31, 2023, respectively. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s participation in a joint research committee for the Second Collaboration Target. The performance obligations related to the First Collaboration Target were completed as of March 31, 2024. As it relates to the Second Collaboration Target, the Company estimates the remaining term of the research services, over which revenue will be recognized, to be 0.4 years as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on March 8, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal cancer, squamous cell carcinoma of the head and neck, non-small cell lung cancer, and renal cell carcinoma. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $14.8 million and $17.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $183.5 million.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including those associated with public health crises, bank failures, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict, the war in the Middle East and related sanctions. For example, in 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of certain financial institutions. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from the risks and uncertainties as described above and have not experienced any material disruption to our operations to date.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $1.3 million and $2.0 million of revenue under the Merck Agreement for the three months ended March 31, 2024 and 2023, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$1,252	$2,048	$(796)
Operating expenses:
Research and development	14,070	15,865	(1,795)
General and administrative	7,343	6,464	879
Total operating expenses	21,413	22,329	(916)
Loss from operations	(20,161)	(20,281)	120
Other income	5,401	2,822	2,579
Net loss	$(14,760)	$(17,459)	$2,699

Collaboration Revenue

Collaboration revenues were $1.3 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.7 million was primarily due to a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Direct costs:
JANX007	$2,820	$1,716	$1,104
JANX008	1,256	1,342	(86)
Preclinical stage programs and other direct unallocated costs	2,430	5,608	(3,178)
Total direct costs	6,506	8,666	(2,160)
Indirect costs	7,564	7,199	365
Total research and development expenses	$14,070	$15,865	$(1,795)

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended March 31, 2024 and 2023. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $14.1 million and $15.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.8 million was primarily due to decreases in preclinical stage programs and other direct unallocated costs of $3.2 million, offset by increases in direct costs related to the development of JANX007 of $1.1 million and indirect costs of $0.3 million.

General and Administrative Expense

General and administrative expenses were $7.3 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.8 million was primarily due to increases in stock-based compensation of $0.3 million, personnel and facilities related costs of $0.3 million and other general and administrative expenses of $0.2 million.

Other Income

Other income was $5.4 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $2.6 million was due to an increased cash and cash equivalents balance and the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of March 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $652.6 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. As of March 31, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. As a result, we will not make any sales of its securities pursuant to the Sale Agreement, unless and until a new prospectus, prospectus supplement, or a new registration statement relating to the shares of our common stock is filed. Other than the termination of the prospectus, the Sale Agreement remains in full force and effect.

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

In March 2024, we closed an underwritten offering of 5,397,301 shares of our common stock and pre-funded warrants to purchase 1,935,483 shares of common stock. The shares of common stock were sold at a price of $46.50 per share and the pre-funded common stock warrants were sold at a price of $46.499 per pre-funded common stock warrant, resulting in gross proceeds of $341.0 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $20.9 million, resulting in net proceeds of $320.1 million.

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,837)	$(13,911)
Investing activities	(113,736)	(8,740)
Financing activities	322,171	1,580
Net increase (decrease) in cash, cash equivalents and restricted cash	$193,598	$(21,071)

Operating Activities

Net cash used in operating activities of $14.8 million for the three months ended March 31, 2024 was primarily due to our net loss of $14.8 million and a change in operating assets and liabilities and other non-cash charges of $5.6 million, adjusted for $5.6 million of stock-based compensation expense. Net cash used in operating activities of $13.9 million for the three months ended March 31, 2023 was primarily due to our net loss of $17.5 million and a change in operating assets and liabilities and other non-cash charges of $1.9 million, adjusted for $5.5 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $113.7 million for the three months ended March 31, 2024 was primarily due to $113.5 million of net purchases of short-term investments and by our purchase of property and equipment of $0.2 million. Net cash used in investing activities of $8.7 million for the three months ended March 31, 2023 was primarily due to $8.4 million of net purchases of short-term investments and by our purchase of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities of $322.2 million for the three months ended March 31, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $320.5 million, and exercises of common stock options of $1.7 million. Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2023 was due to proceeds from stock option exercises.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 8, 2024. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2024.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in our Annual Report on Form 10-K, filed with the SEC on March 8, 2024.

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

•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with current or future federal, state and foreign laws, regulations, contracts, self-regulatory schemes, industry standards and other obligations relating to privacy and security could lead to regulatory investigations or actions (which could include civil or criminal penalties), private litigation (including class claims) and mass arbitration demands, adverse publicity, disruptions of our business operations and other adverse business consequences.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2024 and 2023, our net losses were $14.8 million and $17.5 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had $651.8 million in cash and cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash and cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including the military conflict in Ukraine and Russia, the war in the Middle East and bank failures; and
•
the costs of operating as a public company.

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

Even if our product candidates initially show positive results in early clinical trials, the side effects of biological products are frequently only detectable after they are tested in larger, longer and more extensive clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development or after approval and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS), a Risk Management Plan, or equivalent foreign procedure to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Product-related side effects could also result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Obtaining regulatory approval of a BLA, or in an equivalent foreign process, can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA and the European Commission, or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA, European Commission, EMA or comparable foreign regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

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
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA, the EMA or comparable foreign regulatory authorities for approval;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA, the EMA or comparable foreign regulatory authorities that our product candidates are safe and effective for the proposed indication;
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
•
the FDA’s, the EMA’s or comparable foreign regulatory authorities' disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
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

Even if we obtain regulatory approval for our product candidates, they will remain subject to ongoing regulatory oversight. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.*

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current cGMP regulations, as well as GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS and the European Commission, or comparable foreign regulatory authorities may require Risk Management Plans or equivalent actions as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

Disruptions at the FDA and other foreign regulatory authorities may also slow the time necessary for new biologics to be reviewed and/or approved by necessary foreign regulatory authorities, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our Cell Line License Agreement with WuXi Biologics may expose us to additional risk to the extent we proceed with WuXi Biologics for future manufacturing services. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which would restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of potentially manufacturing our product candidates including pursuant to any manufacturing service arrangements with WuXi Biologics. Such events could have an adverse effect on our business, financial condition and results of operations.

We contract with third parties for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.*

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of product for evaluation in our research programs. We rely on third parties for the manufacture of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that the Bulk Drug Substance (BDS) for each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA, or equivalent foreign application, on a timely basis and must adhere to the relevant Good Laboratory Practice regulations and cGMP regulations enforced by the FDA, and competent authorities of EEA countries, through their facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We have limited control over the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

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

Manufacturing our product candidates is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.*

Manufacturing our product candidates is complex and requires the use of technologies directed to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or expiry. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency, significant lead times and timely availability of raw materials. Even if we obtain marketing approval for any of our product candidates, there is no assurance that we or our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Any approved products may fail to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success.*

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. Most of our product candidates target medical conditions for which there are limited or no currently approved products, which may result in slower adoption by physicians, patients and payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, in the US the Centers for Medicare & Medicaid Services (CMS) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments. Equivalent competent foreign authorities sometimes adopt an equivalent approach with similar consequences.

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

As of March 31, 2024, we had 68 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials,and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we Process personal information and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor request of California residents to exercise certain privacy rights with respect to their personal information, such as those noted below. The CCPA provides for civil penalties for violations (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA (and other U.S. comprehensive privacy laws) exempt some data processed in the context of clinical trials, but these developments t increase compliance costs and potential liability with respect to other personal information we maintain about residents in these states. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

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

Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

If we or any of the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our operations.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2024, we had 51,846,342 outstanding shares of common stock.

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

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.*

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See Item 1 of Part I, “Notes to Condensed Financial Statements — Note 1 — “Recent Accounting Pronouncements” of this Quarterly Report for more information.

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

If our internal information technology systems or sensitive information, or those of third parties with whom we work (such as CROs or other contractors or consultants), are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of our product candidates’ development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties with whom we work process proprietary, confidential, and sensitive information, including personal information (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, earthquakes, fires, floods, and other similar threats. Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties and technologies to operate critical business systems in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis, Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to conduct our business operations. For example, a security incident could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of preclinical study data or clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including individuals and data protection authorities. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third-party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations;

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the company could also be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or third parties’ with whom we work use of generative AI technologies.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of March 31, 2024, we have not used any of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 18, 2023).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 29, 2024).
10.1

Underwriting Agreement, dated February 28, 2024, by and among Janux Therapeutics, Inc. and BofA Securities, Inc., Cowen and Company, LLC, Cantor Fitzgerald & Co. and William Blair & Company, L.L.C. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 29, 2024).

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

JANUX THERAPEUTICS, INC.

Date: May 7, 2024	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)