Form 10-Q
period 2024-06-30
Janux Therapeutics, Inc.
filed 2024-08-07
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the Registrant had 52,164,498 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,662	$19,205
Accounts receivable	7,500	—
Short-term investments	631,631	324,823
Prepaid expenses and other current assets	8,146	5,213
Total current assets	661,939	349,241
Restricted cash	816	816
Property and equipment, net	5,940	7,003
Operating lease right-of-use assets	20,077	20,838
Other long-term assets	2,640	2,509
Total assets	$691,412	$380,407

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,253	$2,424
Accrued expenses	8,568	7,387
Current portion of deferred revenue	94	1,705
Current portion of operating lease liabilities	1,630	1,517
Total current liabilities	11,545	13,033
Operating lease liabilities, net of current portion	22,190	23,025
Total liabilities	33,735	36,058

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at June 30, 2024 and December 31, 2023, respectively; issued shares – 52,164,498 and 46,262,759 at June 30, 2024 and December 31, 2023, respectively; outstanding shares – 52,162,215 and 46,252,440 at June 30, 2024 and December 31, 2023, respectively	52	46
Additional paid-in capital	848,723	512,401
Accumulated other comprehensive income (loss)	(1,616)	665
Accumulated deficit	(189,482)	(168,763)
Total stockholders’ equity	657,677	344,349
Total liabilities and stockholders’ equity	$691,412	$380,407

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$8,897	$1,057	$10,149	$3,105
Operating expenses:
Research and development	14,898	14,924	28,968	30,789
General and administrative	7,821	6,881	15,164	13,345
Total operating expenses	22,719	21,805	44,132	44,134
Loss from operations	(13,822)	(20,748)	(33,983)	(41,029)
Other income:
Interest income	7,863	3,240	13,264	6,062
Total other income	7,863	3,240	13,264	6,062
Net loss	$(5,959)	$(17,508)	$(20,719)	$(34,967)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(1,092)	(321)	(2,281)	475
Comprehensive loss	$(7,051)	$(17,829)	$(23,000)	$(34,492)
Net loss per common share, basic and diluted	$(0.11)	$(0.42)	$(0.40)	$(0.84)
Weighted-average shares of common stock outstanding, basic and diluted	54,451,666	41,836,238	51,750,690	41,800,304

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $20,913 of issuance costs	5,397,301	5	320,054	—	—	320,059
Exercise of common stock options	441,368	1	4,403	—	—	4,404
Shares issued under employee stock purchase plan	63,070	—	473	—	—	473
Vesting of restricted shares	8,036	—	10	—	—	10
Stock-based compensation	—	—	11,382	—	—	11,382
Unrealized loss on available-for-sale securities, net	—	—	—	(2,281)	—	(2,281)
Net loss	—	—	—	—	(20,719)	(20,719)
Balance at June 30, 2024	52,162,215	$52	$848,723	$(1,616)	$(189,482)	$657,677

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Exercise of common stock options	148,649	—	1,580	—	—	1,580
Shares issued under employee stock purchase plan	57,911	—	528	—	—	528
Vesting of restricted shares	44,716	—	139	—	—	139
Stock-based compensation	—	—	10,974	—	—	10,974
Unrealized gain on available-for-sale securities, net	—	—	—	475	—	475
Net loss	—	—	—	—	(34,967)	(34,967)
Balance at June 30, 2023	41,867,536	$42	$445,924	$(1,060)	$(145,437)	$299,469

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	51,840,571	$51	$839,759	$(524)	$(183,523)	$655,763
Issuance costs	—	—	(17)	—	—	(17)
Exercise of common stock options	255,086	1	2,746	—	—	2,747
Shares issued under employee stock purchase plan	63,070	—	473	—	—	473
Vesting of restricted shares	3,488	—	5	—	—	5
Stock-based compensation	—	—	5,757	—	—	5,757
Unrealized loss on available-for-sale securities, net	—	—	—	(1,092)	—	(1,092)
Net loss	—	—	—	—	(5,959)	(5,959)
Balance at June 30, 2024	52,162,215	$52	$848,723	$(1,616)	$(189,482)	$657,677

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	41,802,807	$42	$439,890	$(739)	$(127,929)	$311,264
Shares issued under employee stock purchase plan	57,911	—	528	—	—	528
Vesting of restricted shares	6,818	—	5	—	—	5
Stock-based compensation	—	—	5,501	—	—	5,501
Unrealized loss on available-for-sale securities, net	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	(17,508)	(17,508)
Balance at June 30, 2023	41,867,536	$42	$445,924	$(1,060)	$(145,437)	$299,469

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(20,719)	$(34,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,038	924
Stock-based compensation	11,382	10,974
Accretion of discounts on investments, net	(4,760)	(3,519)
Changes in operating assets and liabilities:
Accounts receivable	(7,500)	—
Prepaid expenses and other current assets	(2,933)	(590)
Other long-term assets	(131)	(1,043)
Accounts payable	(1,150)	(278)
Accrued expenses	1,487	883
Deferred revenue	(1,611)	(1,980)
Operating lease right-of-use assets and liabilities, net	39	631
Net cash used in operating activities	(24,858)	(28,965)
Cash flows from investing activities
Purchases of property and equipment	(292)	(865)
Purchases of short-term investments	(414,079)	(148,251)
Maturities of short-term investments	109,750	158,250
Net cash provided by (used in) investing activities	(304,621)	9,134
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	4,877	2,108
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	320,059	—
Net cash provided by financing activities	324,936	2,108
Net decrease in cash, cash equivalents and restricted cash	(4,543)	(17,723)
Cash, cash equivalents and restricted cash – beginning of year	20,021	52,242
Cash, cash equivalents and restricted cash – end of period	$15,478	$34,519

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$—	$460
Vesting of restricted common stock	$10	$139
Unrealized gain (loss) on available-for-sale securities, net	$(2,281)	$475

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

Liquidity and Capital Resources

From its inception through June 30, 2024, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $189.5 million as of June 30, 2024. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, current financial conditions within the banking industry, including the effects of recent failures of financial institutions and liquidity levels, as well as recent or anticipated changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operation for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024:
Assets:
Cash equivalents:
Money market funds	$11,595	$11,595	$—	$—
Total cash equivalents	11,595	11,595	—	—
Short-term investments:
U.S. Treasury securities	122,888	122,888	—	—
U.S. agency bonds	328,964	—	328,964	—
Asset-backed securities	5,178	—	5,178	—
Corporate debt securities	148,173	—	148,173	—
Commercial paper	26,428	—	26,428	—
Total short-term investments	631,631	122,888	508,743	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$644,042	$135,299	$508,743	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Assets:
Cash equivalents:
Money market funds	$14,751	$14,751	$—	$—
Total cash equivalents	14,751	14,751	—	—
Short-term investments:
U.S. Treasury securities	71,300	71,300	—	—
U.S. agency bonds	167,103	—	167,103	—
Asset-backed securities	5,055	—	5,055	—
Corporate debt securities	1,999	—	1,999	—
Commercial paper	79,366	—	79,366	—
Total short-term investments	324,823	71,300	253,523	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$340,390	$86,867	$253,523	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$14,662	$19,205
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$15,478	$20,021

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

The following tables summarize short-term investments (in thousands):

	As of June 30, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$122,862	$122	$(96)	$122,888
U.S. agency bonds	329,908	172	(1,116)	328,964
Asset-backed securities	5,182	—	(4)	5,178
Corporate debt securities	148,855	22	(704)	148,173
Commercial paper	26,440	3	(15)	26,428
Total	$633,247	$319	$(1,935)	$631,631

	As of December 31, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$71,072	$242	$(14)	$71,300
U.S. agency bonds	166,699	591	(187)	167,103
Asset-backed securities	5,078	—	(23)	5,055
Corporate debt securities	1,999	—	—	1,999
Commercial paper	79,310	56	—	79,366
Total	$324,158	$889	$(224)	$324,823

The amortized cost and estimated fair value in the tables above exclude $4.6 million and $2.2 million of accrued interest receivable as of June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of June 30, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$65,978	$56,910
U.S. agency bonds	84,012	244,952
Asset-backed securities	5,178	—
Corporate debt securities	—	148,173
Commercial paper	26,428	—
Total	$181,596	$450,035

	As of December 31, 2023
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$34,426	$36,874
U.S. agency bonds	89,801	77,302
Asset-backed securities	5,055	—
Corporate debt securities	1,999	—
Commercial paper	79,366	—
Total	$210,647	$114,176

As of June 30, 2024, 49 out of 69 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of June 30, 2024 or December 31, 2023.

The following tables summarize our available-for-sale debt securities in an aggregate gross unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$68,934	$(96)	$—	$—	$68,934	$(96)
U.S. agency bonds	238,137	(1,001)	29,929	(115)	268,066	(1,116)
Asset-backed securities	—	—	5,178	(4)	5,178	(4)
Corporate debt securities	138,242	(704)	—	—	138,242	(704)
Commercial paper	7,644	(15)	—	—	7,644	(15)
Total	$452,957	$(1,816)	$35,107	$(119)	$488,064	$(1,935)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,892	$(14)	$—	$—	$5,892	$(14)
U.S. agency bonds	63,583	(169)	9,970	(18)	73,553	(187)
Asset-backed securities	5,055	(23)	—	—	5,055	(23)
Total	$74,530	$(206)	$9,970	$(18)	$84,500	$(224)

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of June 30, 2024, and December 31, 2023, all of the Company’s accounts receivable, if any, relate to a single customer. For the three and six months ended June 30, 2024 and 2023, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s operating leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. The Company has elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for the Company's facilities leases. The Company has elected to recognize lease incentives, such as tenant improvement allowances, at the lease commencement date as a reduction to the ROU asset and lease liabilities balance until paid to it by the lessor to the extent that the lease provides a specified fixed or maximum level of reimbursement and the Company is reasonably certain to incur reimbursable costs at least equaling such amounts.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options, restricted stock units and employee stock purchase plan rights, recognized on a straight-line basis over the requisite service period for stock options and restricted stock units, and over the respective offering period for employee stock purchase plan rights. The Company estimates the fair value of stock options and employee stock purchase plan rights using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the closing price of the Company’s common stock as reported on The Nasdaq Global Market on the date of grant. The Company recognizes forfeitures for all awards as they occur.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive gain (loss) is unrealized gain (loss) on available-for-sale securities. Comprehensive losses have been reflected in the condensed statements of operations and comprehensive loss and as a separate component in the condensed statements of stockholders’ equity.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 3,970 shares, 26,987 shares, 5,995 shares and 38,160 shares from the weighted-average number of shares of common stock outstanding for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	June 30,
	2024	2023
Common stock options outstanding	9,655,464	9,076,276
Restricted stock units outstanding	17,500	—
Unvested common stock	2,283	23,690
Employee stock purchase plan shares	11,021	8,276
Total potentially dilutive shares	9,686,268	9,108,242

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU No. 2020-06 on January 1, 2024 and the adoption of the standard had no material impact on its financial statements and related disclosures.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Interest receivable	$4,556	$2,161
Prepaid research and development	2,408	2,318
Other prepaid expenses	1,182	734
Prepaid expenses and other current assets	$8,146	$5,213

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$8,375	$8,454
Furniture and fixtures	792	792
Computer equipment and software	658	628
Assets not placed in service	49	43
Total property and equipment	9,874	9,917
Less: accumulated depreciation	(3,934)	(2,914)
Property and equipment, net	$5,940	$7,003

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development	$5,924	$3,535
Accrued compensation	1,926	3,303
Other accrued expenses	718	549
Accrued expenses	$8,568	$7,387

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Future minimum noncancelable operating lease payments as of June 30, 2024 are as follows (in thousands):

2024 (remaining)	$1,723
2025	3,505
2026	3,611
2027	3,719
2028	3,830
Thereafter	16,872
Total minimum lease payments	33,260
Less: Imputed interest	(9,440)
Total operating lease liabilities	23,820
Less: Current portion of operating lease liabilities	(1,630)
Operating lease liabilities, net of current portion	$22,190

The Torrey Plaza lease has a remaining lease term of 8.6 years and a discount rate of 8% as of June 30, 2024. Operating lease expense included in the measurement of lease liabilities for the three and six months ended June 30, 2024 was $0.9 million and $1.7 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2024 was $0.8 million and $1.7 million, respectively. Operating lease expense included in the measurement of lease liabilities for the three and six months ended June 30, 2023 was $0.9 million and $1.7 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2023 was $0.8 million and $1.1 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2024, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3 which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common under the Sale Agreement. There was no activity from the Sale Agreement during the three and six months ended June 30, 2024. As of June 30, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2024, there were 11,290,779 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock Options

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Granted	2,176,966	$12.49
Exercised	(441,368)	$9.98
Forfeited or cancelled	(69,326)	$17.00
Outstanding at June 30, 2024	9,655,464	$12.23	7.8	$286,883
Vested and expected to vest at June 30, 2024	9,655,464	$12.23	7.8	$286,883
Exercisable at June 30, 2024	5,637,906	$10.78	7.0	$175,375

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2024 and 2023 was $9.14 and $10.09, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2024 and 2023 was $15.8 million and $1.5 million, respectively. As of June 30, 2024, total unrecognized stock-based compensation cost associated with option grants was $42.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.8% – 4.6%	3.5% – 4.2%
Expected volatility	83% – 91%	83% – 87%
Expected term (in years)	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity under the 2021 Plan is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	$—
Granted	17,500	$39.80
Vested	—	$—
Forfeited or cancelled	—	$—
Outstanding at June 30, 2024	17,500	$39.80

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of June 30, 2024, total unrecognized stock-based compensation cost associated with RSUs was $0.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.0 year.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). For the three and six months ended June 30, 2024, stock-based compensation expense related to the ESPP was $0.3 million and $0.4 million, respectively. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2023 was $0.4 million and $0.6 million, respectively. As of June 30, 2024, total unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,324	$2,449	$4,508	$4,807
General and administrative	3,433	3,052	6,874	6,167
Total	$5,757	$5,501	$11,382	$10,974

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Weighted-Average Grant Date Fair Value	Unvested Stock Liabilities
Balance at December 31, 2023	10,319	$1.57	$20
Vested shares	(8,036)	$1.01	(10)
Balance at June 30, 2024	2,283	$3.53	$10

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30, 2024	December 31, 2023
Common stock options outstanding	9,655,464	7,989,192
RSUs outstanding	17,500	—
Shares available for issuance under the Plans	5,386,938	5,198,941
Shares available for issuance under the ESPP	1,542,307	1,142,750
Pre-funded common stock warrants outstanding	2,438,709	503,226
Total	19,040,918	14,834,109

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

In June 2024, a developmental milestone of $7.5 million related to the First Collaboration Target was achieved, at which time the Company recognized the associated revenue. All other future potential milestone payments are considered constrained as of June 30, 2024 as they are uncertain in nature and highly dependent on factors outside of the Company’s control until the underlying events occur or the associated approvals are received.

The Company recognized $8.9 million, $1.1 million, $10.1 million, and $3.1 million of revenue under the Merck Agreement for the three months ended June 30, 2024 and 2023 and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, aggregate deferred revenue related to the Merck Agreement was $0.1 million, all of which was classified as current. The Company had $7.5 million and $0 of accounts receivable outstanding as of June 30, 2024 and December 31, 2023, respectively. The remaining performance obligations under the Merck Agreement relate to the Company’s conduct of research services and the Company’s

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

participation in a joint research committee for the Second Collaboration Target. The performance obligations related to the First Collaboration Target were completed as of June 30, 2024. As it relates to the Second Collaboration Target, the Company estimates the remaining term of the research services, over which revenue will be recognized, to be 0.2 years as of June 30, 2024.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $20.7 million and $35.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $189.5 million.

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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technologies that we would otherwise prefer to develop and market ourselves. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $10.1 million and $3.1 million of revenue under the Merck Agreement for the six months ended June 30, 2024 and 2023, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$8,897	$1,057	$7,840
Operating expenses:
Research and development	14,898	14,924	(26)
General and administrative	7,821	6,881	940
Total operating expenses	22,719	21,805	914
Loss from operations	(13,822)	(20,748)	6,926
Other income	7,863	3,240	4,623
Net loss	$(5,959)	$(17,508)	$11,549

Collaboration Revenue

Collaboration revenues were $8.9 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $7.8 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in June 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct costs:
JANX007	$2,562	$2,091	$471
JANX008	1,533	1,786	(253)
Preclinical stage programs and other direct unallocated costs	3,066	3,669	(603)
Total direct costs	7,161	7,546	(385)
Indirect costs	7,737	7,378	359
Total research and development expenses	$14,898	$14,924	$(26)

IND applications for JANX007 and JANX008 were cleared by the FDA in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended June 30, 2024 and 2023. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $14.9 million and $14.9 million for the three months ended June 30, 2024 and 2023, respectively. Fluctuations during the period consisted of increases in direct costs related to the development of JANX007 of $0.4 million and indirect costs of $0.4 million, offset by decreases in preclinical stage programs and other direct unallocated costs of $0.6 million and direct costs related to the development of JANX008 of $0.2 million.

General and Administrative Expense

General and administrative expenses were $7.8 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $0.9 million was primarily due to increases in stock-based compensation of $0.4 million, personnel and facilities related costs of $0.2 million and other general and administrative expenses of $0.3 million.

Other Income

Other income was $7.9 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $4.7 million was due to an increased cash and cash equivalents balance and the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$10,149	$3,105	$7,044
Operating expenses:
Research and development	28,968	30,789	(1,821)
General and administrative	15,164	13,345	1,819
Total operating expenses	44,132	44,134	(2)
Loss from operations	(33,983)	(41,029)	7,046
Other income	13,264	6,062	7,202
Net loss	$(20,719)	$(34,967)	$14,248

Collaboration Revenue

Collaboration revenues were $10.1 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $7.0 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in June 2024 offset by a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct costs:
JANX007	$5,382	$3,807	$1,575
JANX008	2,789	3,128	(339)
Preclinical stage programs and other direct unallocated costs	5,496	9,276	(3,780)
Total direct costs	13,667	16,211	(2,544)
Indirect costs	15,301	14,578	723
Total research and development expenses	$28,968	$30,789	$(1,821)

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the six months ended June 30, 2024 and 2023. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $29.0 million and $30.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.8 million was primarily due to decreases in preclinical stage programs and other direct unallocated costs of $3.8 million and direct costs related to the development of JANX008 of $0.3 million offset by increases in direct costs related to the development of JANX007 of $1.6 million and indirect costs of $0.7 million.

General and Administrative Expense

General and administrative expenses were $15.2 million and $13.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $1.9 million was primarily due to increases in stock-based compensation of $0.7 million, personnel and facilities related costs of $0.5 million and other general and administrative expenses of $0.7 million.

Other Income

Other income was $13.3 million and $6.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $7.2 million was due to an increased cash and cash equivalents balance and the impact of increases in interest rates on our debt securities, resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of June 30, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $647.1 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3 which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common under the Sale Agreement. As of June 30, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,858)	$(28,965)
Investing activities	(304,621)	9,134
Financing activities	324,936	2,108
Net decrease in cash, cash equivalents and restricted cash	$(4,543)	$(17,723)

Operating Activities

Net cash used in operating activities of $24.9 million for the six months ended June 30, 2024 was primarily due to our net loss of $20.7 million and a change in operating assets and liabilities and other non-cash charges of $15.5 million, adjusted for $11.3 million of stock-based compensation expense. Net cash used in operating activities of $29.0 million for the six months ended June 30, 2023 was primarily due to our net loss of $35.0 million and a change in operating assets and liabilities and other non-cash charges of $5.0 million, adjusted for $11.0 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $304.6 million for the six months ended June 30, 2024 was primarily due to $304.3 million of net purchases of short-term investments and by our purchase of property and equipment of $0.3 million. Net cash provided by investing activities of $9.1 million for the six months ended June 30, 2023 was primarily due to $10.0 million of net maturities of short-term investments offset by our purchase of property and equipment, primarily consisting of laboratory equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities of $324.9 million for the six months ended June 30, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $320.1 million and proceeds from stock option exercises and shares issued under our employee stock purchase plan of $4.8 million. Net cash provided by financing activities of $2.1 million for the six months ended June 30, 2023 was primarily due to proceeds from stock option exercises and proceeds from shares issued under our employee stock purchase plan.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including the military conflict in Ukraine and Russia, the war in the Middle East, epidemics and bank failures; and
•
the costs of operating as a public company.

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

Contractual Obligations and Commitments

In April 2021, we entered into a cell line license agreement (Cell Line License Agreement) with WuXi Biologics (Hong Kong) Limited (WuXi Biologics). According to the terms of the Cell Line License Agreement, if we do not engage WuXi Biologics or its affiliates to manufacture the therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (WuXi Biologics Licensed Products) for our commercial supplies, we are required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. We have the right (but not the obligation) to buy out our remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from low single digit million dollars to a maximum of $15.0 million (Buyout Option). The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as we have not exercised the Buyout Option. See the section within Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

In October 2021, we entered into a noncancelable agreement to lease office and laboratory space in San Diego, California (Torrey Plaza Lease) with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease commenced in July 2022. See the section within Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information.

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

Smaller Reporting Company, Emerging Growth Company and Non-Accelerated Filer status

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (JOBS Act), and are also a “smaller reporting company” as defined in the Exchange Act. Accordingly, we have the ability to take advantage of several scaled disclosure accommodations in accordance with smaller reporting company and emerging growth company rules as defined by the SEC. We will remain an emerging growth company, smaller reporting company and non-accelerated filer until December 31, 2024, after which time we will become a large accelerated filer. We will need to reassess, as of June 30, 2025, whether we continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2025 and annually on June 30th thereafter.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 8, 2024. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2024.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2024 and 2023, our net losses were $20.7 million and $35.0 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, we had $646.3 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including the military conflict in Ukraine and Russia, the war in the Middle East, epidemics and bank failures; and
•
the costs of operating as a public company.

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

Our ongoing manufacturing activities with WuXi Biologics may expose us to additional risk. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which would restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of potentially manufacturing our product candidates including pursuant to any manufacturing service arrangements with WuXi Biologics. Such events could have an adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2024, we had 69 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology treatments, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, BeiGene, Bristol Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck & Co., Novartis, Pfizer, Regeneron, Roche/Genentech, Takeda and Xencor. Other companies using PSMA-targeting therapeutics for the treatment of cancer include Amgen, Bayer, Crescendo Biologics, Johnson and Johnson, Lava Therapeutics, Novartis, Regeneron and Vir Biotechnology. We also face competition from biologic prodrug developers such as Adagene, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Merck & Co., Takeda and Vir Biotechnology.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and other applicable tax attributes carried forward may further affect the limitation in future years. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating losses is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the regulatory landscape related to clinical trials in the EU has undergone recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became effective on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In the European Union, many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies through HTA processes. The HTA process is currently governed by national laws in each EU Member State. In December 2021, the European Union Parliament adopted the HTA Regulation which, when it enters into application in 2025, will be intended to harmonize the clinical benefit assessment of HTA across the European Union. Further, an increasing number of European Union and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the European Union Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR) and Australia’s Privacy Act impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, £17.5 million under the UK GDPR) or 4% of annual global revenue, whichever is greater; or - private litigation related to the processing of personal data, brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

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

If we or any of the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, interruptions or stoppages in our business operations (including, as relevant, clinical trials), inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our operations.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We are currently aware of a third-party European patent that may cover our products. However, we do not plan to launch any product in the European Union before the expiration of such patent. Third parties may assert infringement claims against us based on existing or future intellectual property rights. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terams or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2024, we had 51,846,342 outstanding shares of common stock.

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

As a public company listed on the Nasdaq Global Market, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but after December 31, 2024, we will become a large accelerated filer and expect to incur significant legal, accounting and other expenses related to these stated requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.*

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — “Recent Accounting Pronouncements” of this Quarterly Report for more information.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third-party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We are also a smaller reporting company as defined in the Exchange Act, which allows us to take advantage of many of the same exemptions available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a smaller reporting company and emerging growth company. We reassessed our public float as of June 30, 2024, and it was greater than $700 million. As such, we will continue as a smaller reporting company, emerging growth company and a non-accelerated filer until December 31, 2024, after which time we will become a large accelerated filer. We will need to reassess, as of June 30, 2025, whether we continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2025.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of June 30, 2024, we have not used any of the proceeds from our IPO. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K), except as follows:

On June 21, 2024, David Campbell, Ph.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 120,000 shares of the Company's common stock until September 27, 2025.

On June 28, 2024, Tommy DiRaimondo, Ph.D., our Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 96,100 shares of the Company's common stock until June 27, 2025.

Transition of Acting Chief Financial Officer

On August 2, 2024, Tighe Reardon resigned from his position as our Acting Chief Financial Officer, effective as of August 8, 2024 (the Transition Date). In connection with Mr. Reardon’s resignation, we entered into a transition and consulting agreement with Mr. Reardon (the Transition Agreement).

Following the Transition Date, Mr. Reardon has agreed to be available to consult with and advise the Company through December 31, 2024 (the Consulting Period). Mr. Reardon will receive (i) continued vesting of his equity awards through the Consulting Period, and (ii) subject to the satisfaction of certain specified conditions, will receive accelerated vesting of his unvested equity awards that would have vested through June 30, 2026 and an extension of the post-service exercise period for such equity awards until the earliest of December 31, 2027 and the original expiration date of the equity awards, in each case, subject to his continued service through the Consulting Period.

Mr. Reardon is not entitled to receive any benefits pursuant to our 2021 Change in Control and Severance Benefit Plan (a copy of which is filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-256297), filed with the SEC on May 19, 2021) in connection with his resignation.

The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Transition Agreement, a copy of which will be filed with our Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2024, to be filed with the SEC.

Appointment of David Campbell, Ph.D. as Principal Financial Officer and Maria Dobek as Principal Accounting Officer

On August 2, 2024, in connection with Mr. Reardon’s separation from the Company, the Board appointed David Campbell, Ph.D., the Company’s President and Chief Executive Officer, as the Company’s Principal Financial Officer (PFO) and Maria Dobek, the Company’s Vice President, Accounting, as the Company’s Principal Accounting Officer (PAO), in each case, effective as of August 8, 2024.

Ms. Dobek, age 35, joined the Company in March 2021, served as our Controller until July 2024 and is currently serving as our Vice President, Accounting. Prior to joining the Company, Ms. Dobek served in various roles at Ernst & Young LLP from January 2012 to February 2021, most recently as Assurance Senior Manager. Ms. Dobek is a Certified Public Accountant and holds a B.B.A. and Masters in Accounting from the University of Georgia.

There are no arrangements or understandings between Dr. Campbell or Ms. Dobek and any other persons pursuant to which they were appointed as PFO and PAO, respectively. There are no family relationships between Dr. Campbell or Ms. Dobek and any of the Company’s directors or executive officers and Dr. Campbell and Ms. Dobek have no direct or indirect material interest in any transaction required to be disclosed by the Company pursuant to Item 404(a) of Regulation S-K.

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
10.1+

Amended and Restated Janux Therapeutics, Inc. 2021 Equity Incentive Plan, Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder, and Forms of RSU Award Grant Notice and RSU Award Agreement.

10.2+	Amended and Restated Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

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

JANUX THERAPEUTICS, INC.

Date: August 7, 2024	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Tighe Reardon
Tighe Reardon
Acting Chief Financial Officer (Principal Financial and Accounting Officer)