Form 10-Q
period 2024-09-30
Janux Therapeutics, Inc.
filed 2024-11-06
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the Registrant had 52,482,020 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,754	$19,205
Short-term investments	631,277	324,823
Prepaid expenses and other current assets	8,290	5,213
Total current assets	666,321	349,241
Restricted cash	816	816
Property and equipment, net	5,373	7,003
Operating lease right-of-use assets	19,686	20,838
Other long-term assets	2,823	2,509
Total assets	$695,019	$380,407

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,462	$2,424
Accrued expenses	13,022	7,387
Current portion of deferred revenue	—	1,705
Current portion of operating lease liabilities	1,689	1,517
Total current liabilities	17,173	13,033
Operating lease liabilities, net of current portion	21,742	23,025
Total liabilities	38,915	36,058

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at September 30, 2024 and December 31, 2023, respectively; issued shares – 52,338,762 and 46,262,759 at September 30, 2024 and December 31, 2023, respectively; outstanding shares – 52,337,239 and 46,252,440 at September 30, 2024 and December 31, 2023, respectively	52	46
Additional paid-in capital	865,762	512,401
Accumulated other comprehensive income	7,831	665
Accumulated deficit	(217,541)	(168,763)
Total stockholders’ equity	656,104	344,349
Total liabilities and stockholders’ equity	$695,019	$380,407

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$439	$2,517	$10,588	$5,622
Operating expenses:
Research and development	18,614	11,892	47,582	42,681
General and administrative	17,667	6,438	32,831	19,783
Total operating expenses	36,281	18,330	80,413	62,464
Loss from operations	(35,842)	(15,813)	(69,825)	(56,842)
Other income:
Interest income	7,783	4,245	21,047	10,307
Total other income	7,783	4,245	21,047	10,307
Net loss	$(28,059)	$(11,568)	$(48,778)	$(46,535)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	9,447	(115)	7,166	360
Comprehensive loss	$(18,612)	$(11,683)	$(41,612)	$(46,175)
Net loss per common share, basic and diluted	$(0.51)	$(0.25)	$(0.93)	$(1.08)
Weighted-average shares of common stock outstanding, basic and diluted	54,628,670	45,708,649	52,717,020	43,117,403

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $20,913 of issuance costs	5,397,301	5	320,054	—	—	320,059
Exercise of common stock options	613,132	1	6,052	—	—	6,053
Issuance of common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Shares issued under employee stock purchase plan	63,070	—	473	—	—	473
Vesting of restricted shares	8,796	—	13	—	—	13
Stock-based compensation	—	—	26,769	—	—	26,769
Unrealized gain on available-for-sale securities, net	—	—	—	7,166	—	7,166
Net loss	—	—	—	—	(48,778)	(48,778)
Balance at September 30, 2024	52,337,239	$52	$865,762	$7,831	$(217,541)	$656,104

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Issuance of common stock and pre-funded common stock warrants, net of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	191,879	—	1,659	—	—	1,659
Shares issued under employee stock purchase plan	57,911	—	528	—	—	528
Vesting of restricted shares	51,403	—	144	—	—	144
Stock-based compensation	—	—	15,522	—	—	15,522
Unrealized gain on available-for-sale securities, net	—	—	—	360	—	360
Net loss	—	—	—	—	(46,535)	(46,535)
Balance at September 30, 2023	46,151,427	$46	$507,082	$(1,175)	$(157,005)	$348,948

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2024	52,162,215	$52	$848,723	$(1,616)	$(189,482)	$657,677
Exercise of common stock options	171,764	—	1,649	—	—	1,649
Issuance of common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Vesting of restricted shares	760	—	3	—	—	3
Stock-based compensation	—	—	15,387	—	—	15,387
Unrealized gain on available-for-sale securities, net	—	—	—	9,447	—	9,447
Net loss	—	—	—	—	(28,059)	(28,059)
Balance at September 30, 2024	52,337,239	$52	$865,762	$7,831	$(217,541)	$656,104

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	41,867,536	$42	$445,924	$(1,060)	$(145,437)	$299,469
Issuance of common stock and pre-funded common stock warrants, net of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	43,230	—	79	—	—	79
Vesting of restricted shares	6,687	—	5	—	—	5
Stock-based compensation	—	—	4,548	—	—	4,548
Unrealized loss on available-for-sale securities, net	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(11,568)	(11,568)
Balance at September 30, 2023	46,151,427	$46	$507,082	$(1,175)	$(157,005)	$348,948

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(48,778)	$(46,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,548	1,424
Stock-based compensation	26,769	15,522
Accretion of discounts on investments, net	(7,658)	(5,627)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,077)	(60)
Other long-term assets	(314)	(924)
Accounts payable	25	(50)
Accrued expenses	6,060	(1,104)
Deferred revenue	(1,705)	(3,979)
Operating lease right-of-use assets and liabilities, net	41	659
Net cash used in operating activities	(27,089)	(40,674)
Cash flows from investing activities
Purchases of property and equipment	(317)	(1,335)
Purchases of short-term investments	(446,545)	(284,232)
Maturities of short-term investments	154,915	233,250
Net cash used in investing activities	(291,947)	(52,317)
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	6,526	2,187
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	320,059	56,530
Net cash provided by financing activities	326,585	58,717
Net increase (decrease) in cash, cash equivalents and restricted cash	7,549	(34,274)
Cash, cash equivalents and restricted cash – beginning of year	20,021	52,242
Cash, cash equivalents and restricted cash – end of period	$27,570	$17,968

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$42	$430
Vesting of restricted common stock	$13	$144
Unrealized gain on available-for-sale securities, net	$7,166	$360

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

Liquidity and Capital Resources

From its inception through September 30, 2024, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $217.5 million as of September 30, 2024. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023.

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

Fair Value Measurements

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024:
Assets:
Cash equivalents:
Money market funds	$22,221	$22,221	$—	$—
Total cash equivalents	22,221	22,221	—	—
Short-term investments:
U.S. Treasury securities	114,464	114,464	—	—
U.S. agency bonds	330,158	—	330,158	—
Corporate debt securities	156,729	—	156,729	—
Commercial paper	29,926	—	29,926	—
Total short-term investments	631,277	114,464	516,813	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$654,314	$137,501	$516,813	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Assets:
Cash equivalents:
Money market funds	$14,751	$14,751	$—	$—
Total cash equivalents	14,751	14,751	—	—
Short-term investments:
U.S. Treasury securities	71,300	71,300	—	—
U.S. agency bonds	167,103	—	167,103	—
Asset-backed securities	5,055	—	5,055	—
Corporate debt securities	1,999	—	1,999	—
Commercial paper	79,366	—	79,366	—
Total short-term investments	324,823	71,300	253,523	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$340,390	$86,867	$253,523	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$26,754	$19,205
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$27,570	$20,021

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

The following tables summarize short-term investments (in thousands):

	As of September 30, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$113,468	$996	$—	$114,464
U.S. agency bonds	325,893	4,278	(13)	330,158
Corporate debt securities	154,195	2,534	—	156,729
Commercial paper	29,890	44	(8)	29,926
Total	$623,446	$7,852	$(21)	$631,277

	As of December 31, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$71,072	$242	$(14)	$71,300
U.S. agency bonds	166,699	591	(187)	167,103
Asset-backed securities	5,078	—	(23)	5,055
Corporate debt securities	1,999	—	—	1,999
Commercial paper	79,310	56	—	79,366
Total	$324,158	$889	$(224)	$324,823

The amortized cost and estimated fair value in the tables above exclude $4.5 million and $2.2 million of accrued interest receivable as of September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of September 30, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$56,590	$57,874
U.S. agency bonds	95,880	234,278
Corporate debt securities	—	156,729
Commercial paper	29,926	—
Total	$182,396	$448,881

	As of December 31, 2023
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$34,426	$36,874
U.S. agency bonds	89,801	77,302
Asset-backed securities	5,055	—
Corporate debt securities	1,999	—
Commercial paper	79,366	—
Total	$210,647	$114,176

As of September 30, 2024, 3 out of 67 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of September 30, 2024 or December 31, 2023.

The following tables summarize our available-for-sale debt securities in an aggregate gross unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	As of September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency bonds	$5,002	$(6)	$9,998	$(7)	$15,000	$(13)
Commercial paper	10,650	(8)	—	—	10,650	(8)
Total	$15,652	$(14)	$9,998	$(7)	$25,650	$(21)

	As of December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,892	$(14)	$—	$—	$5,892	$(14)
U.S. agency bonds	63,583	(169)	9,970	(18)	73,553	(187)
Asset-backed securities	5,055	(23)	—	—	5,055	(23)
Total	$74,530	$(206)	$9,970	$(18)	$84,500	$(224)

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. As of September 30, 2024, and December 31, 2023, all of the Company’s accounts receivable, if any, relate to a single customer. For the three and nine months ended September 30, 2024 and 2023, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 1,895 shares, 20,274 shares, 4,618 shares and 32,132 shares from the weighted-average number of shares of common stock outstanding for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	September 30,
	2024	2023
Common stock options outstanding	9,590,050	8,495,581
Restricted stock units outstanding	80,562	—
Unvested common stock	1,523	17,003
Employee stock purchase plan shares	28,560	23,172
Total potentially dilutive shares	9,700,695	8,535,756

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Interest receivable	$4,454	$2,161
Prepaid research and development	2,678	2,318
Other prepaid expenses	1,158	734
Prepaid expenses and other current assets	$8,290	$5,213

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$8,366	$8,454
Furniture and fixtures	792	792
Computer equipment and software	658	628
Assets not placed in service	—	43
Total property and equipment	9,816	9,917
Less: accumulated depreciation	(4,443)	(2,914)
Property and equipment, net	$5,373	$7,003

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development	$8,349	$3,535
Accrued compensation	3,895	3,303
Other accrued expenses	778	549
Accrued expenses	$13,022	$7,387

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

Future minimum noncancelable operating lease payments as of September 30, 2024 are as follows (in thousands):

2024 (remaining)	$866
2025	3,505
2026	3,611
2027	3,719
2028	3,830
Thereafter	16,872
Total minimum lease payments	32,403
Less: Imputed interest	(8,972)
Total operating lease liabilities	23,431
Less: Current portion of operating lease liabilities	(1,689)
Operating lease liabilities, net of current portion	$21,742

The Torrey Plaza lease has a remaining lease term of 8.3 years and a discount rate of 8% as of September 30, 2024. Operating lease expense included in the measurement of lease liabilities for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2024 was $0.9 million and $2.5 million, respectively. Operating lease expense included in the measurement of lease liabilities for the three and nine months ended September 30, 2023 was $0.9 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023 was $0.8 million and $1.9 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2024, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3 which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common under the Sale Agreement. There was no activity from the Sale Agreement during the three and nine months ended September 30, 2024. As of September 30, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2024, there were 11,231,951 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock Options

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Granted	2,325,838	$14.56
Exercised	(613,132)	$9.87
Forfeited or cancelled	(111,848)	$15.36
Outstanding at September 30, 2024	9,590,050	$12.78	7.6	$313,486
Vested and expected to vest at September 30, 2024	9,511,862	$12.79	7.6	$310,843
Exercisable at September 30, 2024	5,720,842	$11.23	6.8	$195,641

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2024 and 2023 was $10.86 and $10.09, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2024 and 2023 was $22.1 million and $1.9 million, respectively. As of September 30, 2024, total unrecognized stock-based compensation cost associated with option grants was $39.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.3 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.7% – 4.6%	3.5% – 4.2%
Expected volatility	83% – 106%	83% – 87%
Expected term (in years)	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Expected volatility. For options granted in the initial years following the Company’s IPO, given the Company’s limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available, including the Company’s historical volatility, weighted by years of available trading data within the expected term. The peer group was developed based on companies in the biotechnology industry. As sufficient historical data is now available for the Company’s stock price, the Company is currently applying and will continue to apply the volatility of its own stock price in determining volatility.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have sufficient historical exercise behavior to provide a reasonable basis upon which to estimate the expected term, it determines the expected life assumption using the simplified method, for employees and nonemployee directors, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the contractual term.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity under the 2021 Plan is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	$—
Granted	83,062	$43.70
Vested	(2,500)	$39.80
Forfeited or cancelled	—	$—
Outstanding at September 30, 2024	80,562	$43.82

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of September 30, 2024, total unrecognized stock-based compensation cost associated with RSUs was $3.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). For the three and nine months ended September 30, 2024, stock-based compensation expense related to the ESPP was $0.1 million and $0.6 million, respectively. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2023 was $0.2 million and $0.7 million, respectively. As of September 30, 2024, total unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.2 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,374	$1,572	$6,882	$6,379
General and administrative	13,013	2,976	19,887	9,143
Total	$15,387	$4,548	$26,769	$15,522

Modification of equity awards

In July 2024, and in connection with the resignation of a former director, the board of directors approved the following modifications to the terms of the former director’s outstanding equity awards: (a) acceleration of the vesting of all unvested stock options and awards in full, effective as of the former director's resignation date; and (b) extension of the post-termination exercise period for outstanding options until the earlier of the third anniversary of such resignation date or the original expiration date of such options, subject to the Company’s ability to take any actions permitted under the 2021 Plan. The incremental stock-based compensation expense resulting from these modifications recognized during the three and nine months ended September 30, 2024 was $0.7 million.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

In August 2024, and in connection with the resignation of a former executive officer, the compensation committee of the board of directors approved the following modifications to the terms of the former officer’s outstanding equity awards as defined within a transition and consulting agreement with the former officer (the “Transition Agreement”): (a) acceleration of the vesting of unvested stock options such that the number of options that would have vested through June 30, 2026, are vested and exercisable, with such acceleration deemed effective as of December 31, 2024, subject to service conditions described within the Transition Agreement; and (b) extension of the post-termination exercise period for outstanding options until the earlier of December 31, 2027 or the original expiration date of such options, subject to the Company’s ability to take any actions permitted under the Plans, as applicable. The incremental stock-based compensation expense resulting from these modifications recognized during the three and nine months ended September 30, 2024 was $8.7 million.

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Weighted-Average Grant Date Fair Value	Unvested Stock Liabilities
Balance at December 31, 2023	10,319	$1.57	$20
Vested shares	(8,796)	$1.23	(13)
Balance at September 30, 2024	1,523	$3.53	$7

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30, 2024	December 31, 2023
Common stock options outstanding	9,590,050	7,989,192
RSUs outstanding	80,562	—
Shares available for issuance under the Plans	5,215,026	5,198,941
Shares available for issuance under the ESPP	1,542,307	1,142,750
Pre-funded common stock warrants outstanding	2,438,709	503,226
Total	18,866,654	14,834,109

5. Research Collaboration and Exclusive License Agreement

In December 2020, the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck Sharp & Dohme Corp. (“Merck”) an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target”, together the “Collaboration Targets”) related to next generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, they have the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected the First Collaboration Target upon execution of the Merck Agreement and selected the Second Collaboration Target in May 2022. Following the research term, Merck has the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million paid upon the selection of the Second Collaboration Target, (iii) research program funding (iv) development and regulatory milestones, (v) commercial milestones, and (vi) royalty payments. Under the Merck Agreement, the Company is eligible to receive up to an aggregate of $142.5 million per Collaboration Target in milestone payments ($285.0 million collectively for both Collaboration Targets), contingent on the achievement of certain regulatory and development milestones. Merck is also required to make milestone payments to the Company upon the successful completion of certain commercial milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets. The Merck Agreement provides that Merck is obligated to pay to the Company tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low teens percentage royalty rates on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

license to obtain a license to third-party intellectual property in order to commercialize the licensed products, or that are subject to compulsory licensing.

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

In June 2024, a developmental milestone of $7.5 million related to the First Collaboration Target was achieved, at which time the Company recognized the associated revenue. All other future potential milestone payments are considered constrained as of September 30, 2024 as they are uncertain in nature and highly dependent on factors outside of the Company’s control until the underlying events occur or the associated approvals are received.

The Company recognized $0.4 million, $2.5 million, $10.6 million, and $5.6 million of revenue under the Merck Agreement for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2024 and 2023, respectively. The Company's performance obligations related to the Collaboration Targets were completed as of September 30, 2024.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In February 2024 we announced updated interim clinical data for JANX007 which displayed meaningful PSA drops, a favorable safety profile, low-grade CRS, and PK, consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal carcinoma, squamous cell carcinoma of the head and neck, non-small cell lung cancer, renal cell carcinoma, small cell lung cancer, pancreatic ductal adenocarcinoma and triple-negative breast cancer. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $48.8 million and $46.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $217.5 million.

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

Our Research Collaboration with Merck

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates that are distinct from those in our internally developed pipeline (the Merck Agreement). Merck has the right to select up to two collaboration targets (each a Collaboration Target) related to next generation T cell engager immunotherapies for the treatment of cancer. Merck selected the first Collaboration Target upon execution of the agreement and selected the second Collaboration Target in May 2022. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck provided research funding under the collaboration through August 2024, after which our research services for both collaboration targets were completed.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $10.6 million and $5.6 million of revenue under the Merck Agreement for the nine months ended September 30, 2024 and 2023, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$439	$2,517	$(2,078)
Operating expenses:
Research and development	18,614	11,892	6,722
General and administrative	17,667	6,438	11,229
Total operating expenses	36,281	18,330	17,951
Loss from operations	(35,842)	(15,813)	(20,029)
Other income	7,783	4,245	3,538
Net loss	$(28,059)	$(11,568)	$(16,491)

Collaboration Revenue

Collaboration revenues were $0.4 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $2.1 million was primarily due to the completion of our research activities under the Merck Agreement in August 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct costs:
JANX007	$4,559	$1,704	$2,855
JANX008	1,820	1,088	732
Preclinical stage programs and other direct unallocated costs	4,025	2,586	1,439
Total direct costs	10,404	5,378	5,026
Indirect costs	8,210	6,514	1,696
Total research and development expenses	$18,614	$11,892	$6,722

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended September 30, 2024 and 2023. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $18.6 million and $11.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $6.7 million was primarily due to increases in direct costs related to the development of JANX007 of $2.9 million, direct costs related to the development of JANX008 of $0.7 million, preclinical stage programs and other direct unallocated costs of $1.4 million and indirect costs of $1.7 million.

General and Administrative Expense

General and administrative expenses were $17.7 million and $6.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $11.3 million was primarily due to increases in stock-based compensation of $10.0 million, consulting and professional fees of $0.9 million and other general and administrative expenses of $0.4 million.

Other Income

Other income was $7.8 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $3.6 million was due to an increased cash and cash equivalents balance resulting in increased interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$10,588	$5,622	$4,966
Operating expenses:
Research and development	47,582	42,681	4,901
General and administrative	32,831	19,783	13,048
Total operating expenses	80,413	62,464	17,949
Loss from operations	(69,825)	(56,842)	(12,983)
Other income	21,047	10,307	10,740
Net loss	$(48,778)	$(46,535)	$(2,243)

Collaboration Revenue

Collaboration revenues were $10.6 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.0 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in June 2024 offset by a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct costs:
JANX007	$9,941	$5,511	$4,430
JANX008	4,609	4,217	392
Preclinical stage programs and other direct unallocated costs	9,521	11,862	(2,341)
Total direct costs	24,071	21,590	2,481
Indirect costs	23,511	21,091	2,420
Total research and development expenses	$47,582	$42,681	$4,901

IND applications for JANX007 and JANX008 were cleared by the FDA in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the nine months ended September 30, 2024 and 2023. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $47.6 million and $42.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $4.9 million was primarily due to increases in direct costs related to the development of JANX007 of $4.4 million, direct costs related to the development of JANX008 of $0.4 million and indirect costs of $2.3 million, offset by decreases in preclinical stage programs and other direct unallocated costs of $2.4 million.

General and Administrative Expense

General and administrative expenses were $32.8 million and $19.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $13.0 million was primarily due to increases in stock-based compensation of $10.7 million, consulting and professional fees of $1.4 million and other general and administrative expenses of $0.9 million.

Other Income

Other income was $21.0 million and $10.3 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $10.7 million was due to an increased cash and cash equivalents balance resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of September 30, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $658.8 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3 which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common under the Sale Agreement. As of September 30, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(27,089)	$(40,674)
Investing activities	(291,947)	(52,317)
Financing activities	326,585	58,717
Net decrease in cash, cash equivalents and restricted cash	$7,549	$(34,274)

Operating Activities

Net cash used in operating activities of $27.1 million for the nine months ended September 30, 2024 was primarily due to our net loss of $48.8 million and a change in operating assets and liabilities and other non-cash charges of $5.1 million, adjusted for $26.8 million of stock-based compensation expense. Net cash used in operating activities of $40.7 million for the nine months ended September 30, 2023 was primarily due to our net loss of $46.5 million and a change in operating assets and liabilities and other non-cash charges of $9.7 million, adjusted for $15.5 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $291.9 million for the nine months ended September 30, 2024 was primarily due to $291.6 million of net purchases of short-term investments and by our purchase of property and equipment of $0.3 million. Net cash used in investing activities of $52.3 million for the nine months ended September 30, 2023 was primarily due to $51.0 million of net purchases of short-term investments and by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.3 million.

Financing Activities

Net cash provided by financing activities of $326.6 million for the nine months ended September 30, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $320.1 million and proceeds from stock option exercises and shares issued under our employee stock purchase plan (ESPP) of $6.5 million. Net cash provided by financing activities of $58.7 million for the nine months ended September 30, 2023 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $56.5 million, and exercises of common stock options and from shares issued under our ESPP of $2.2 million.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on March 8, 2024. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive and financial officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive and financial officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2024, Tighe Reardon resigned from his position as our Acting Chief Financial Officer. As a result of this resignation, we modified certain existing internal controls and procedures. There were no other changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect material changes from the similarly titled risk factors included in our Annual Report on Form 10-K, filed with the SEC on March 8, 2024.

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
•
We are early in our development efforts and all of our product candidates and research programs other than JANX007 and JANX008 are in the preclinical development or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2024 and 2023, our net losses were $48.8 million and $46.5 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2024, we had $658.0 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs other than JANX007 and JANX008 are in the preclinical development or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.

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

Our ongoing manufacturing activities with WuXi Biologics may expose us to additional risk. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which would restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act recently passed in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnology companies, including WuXi Biologics, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. The current version of the BIOSECURE Act includes a grandfathering provision allowing biotechnology equipment and services provided or produced by WuXi Biologics and other named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or funding if we continue to use WuXi Biologics or other suppliers or partners identified as “biotechnology companies of concern” beyond the grandfathering period. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of potentially manufacturing our product candidates including pursuant to any manufacturing service arrangements with WuXi Biologics. Such events could have an adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2024, we had 76 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology treatments, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, BeiGene, Bristol Myers Squibb, Gilead, Johnson & Johnson, Eli Lilly, Merck & Co., Novartis, Pfizer, Regeneron, Roche/Genentech, Takeda and Xencor. Other companies using PSMA-targeting therapeutics for the treatment of cancer include AbbVie, Amgen, Bayer, Crescendo Biologics, Eli Lilly, Johnson and Johnson, Lava Therapeutics, Novartis, Regeneron and Vir Biotechnology. We also face competition from biologic prodrug developers such as Adagene, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Merck & Co., Takeda and Vir Biotechnology.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2024, we had 52,337,239 outstanding shares of common stock.

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

If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of September 30, 2024, we have not used any of the proceeds from our IPO. Pursuant to our investment policy we have invested these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K), except as follows:

On September 30, 2024, Andrew Meyer, our Chief Business Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 160,000 shares of our common stock until December 31, 2025.

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 18, 2023).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 29, 2024).
10.1+	Transition and Consulting Agreement, by and between the Registrant and Tighe Reardon, dated August 2, 2024.
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

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

JANUX THERAPEUTICS, INC.

Date: November 6, 2024	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)