Form 10-K
period 2024-12-31
Janux Therapeutics, Inc.
filed 2025-02-27
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.3 billion based on the closing price of $41.89 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant's Common Stock outstanding as of February 25, 2025 was 59,105,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

JANUX THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
the impact of health epidemics or pandemics on our business and operations.

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
•
We rely on third parties to conduct, supervise, and/or monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In December 2024 we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged prostate-specific antigen (PSA) level drops, encouraging anti-tumor activity, a favorable safety profile including CRS and treatment-related adverse events (TRAEs) primarily limited to Cycle 1 and lower grades and PK consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal carcinoma, squamous cell carcinoma of the head and neck, non-small cell lung cancer, renal cell carcinoma, small cell lung cancer, pancreatic ductal adenocarcinoma and triple-negative breast cancer. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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

Our lead programs

Our lead TRACTr clinical candidates are designed to target PSMA and EGFR. Each of these tumor targets is clinically validated and implicated in solid tumors with high prevalence, including metastatic castration-resistant prostate cancer (mCRPC), colorectal carcinoma (CRC), renal cell carcinoma (RCC), squamous cell carcinoma of the head and neck (SCCHN), small cell lung cancer (SCLC), non-small cell lung cancer (NSCLC), pancreatic ductal adenocarcinoma (PDAC) and triple-negative breast cancer (TNBC).

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

Our PSMA-TRACTr (JANX007)

Our lead clinical candidate is JANX007, our PSMA-TRACTr designed to target PSMA, a protein expressed in prostate cancer tumors and the vasculature of other tumors. Excluding nonmelanoma skin cancer, prostate cancer is the second most common cancer and is expected to lead to an estimated 35,770 deaths in the United States in 2025. PSMA is highly expressed in prostate cancer which has led to the development of PSMA-targeted biologics, including TCEs. A third-party clinical trial with a continuously infused PSMA-TCE demonstrated clinical benefit, suggesting the potential of a PSMA-TCE approach. Given the challenges of continuous infusion, other companies are developing TCEs that enable less frequent dosing. However, clinical trial results have shown dose-limiting CRS toxicities as single agents, highlighting the limitations of traditional TCEs. Our PSMA-TRACTr is designed to generate potent anti-tumor activity in mCRPC patients by enabling the delivery of higher concentrations of active drugs to tumors than traditional TCEs. We believe that our PSMA-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing severe adverse events (SAEs), including the prevention of dose-limiting CRS. In December 2024 we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and TRAEs primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action.

Our EGFR-TRACTr (JANX008)

Our second clinical candidate is JANX008, our EGFR-TRACTr designed to target EGFR, a well-validated target that is overexpressed in many cancer types with multiple approved mAbs, including ERBITUX, marketed by Eli Lilly and Merck KGaA, for the treatment of CRC and SCCHN, and VECTIBIX, marketed by Amgen and Takeda, for the treatment of CRC.

CRC represents one tumor type for which EGFR is overexpressed. However, many patients do not respond to anti-EGFR mAbs, and of those that do, resistance often develops. TNBC, PDAC, RCC, SCCHN, SCLC and NSCLC also represent tumor types for which EGFR is frequently overexpressed, and anti-EGFR antibodies have received marketing approvals in multiple of these indications. Frequently, genetic mutations in signaling pathways, such as KRAS mutants, can lead to de novo resistance to naked antibody therapy. Stronger tumoricidal activity is needed. We believe that EGFR-directed immunotherapies, including TCEs, have the potential to address this high unmet need. Our EGFR-TRACTr is designed to generate potent anti-tumor activity by enabling the delivery of higher concentrations of active drug to tumors than traditional TCEs. We believe that our EGFR-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including on-target, off-tumor healthy tissue toxicities and dose-limiting CRS. JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including CRC, RCC, SCCHN, SCLC, NSCLC, PDAC and TNBC. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs.

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

Our Strategy

Our goal is to unleash the potential of our TRACTr and TRACIr platforms technology to transform the lives of cancer patients. To achieve this goal, critical elements of our strategy include the following:

•
Advance our lead TRACTr programs through clinical development. In December 2024 we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and TRAEs primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action. In April 2023, the first patient was dosed with our EGFR-TRACTr JANX008 and in February 2024 we announced positive early data that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We believe that our programs have the potential to transform the treatment of metastatic diseases such as mCRPC, CRC, TNBC, PDAC, SCLC, NSCLC, RCC, SCCHN, and a wide range of other tumor types that overexpress PSMA or EGFR, which are clinically validated targets.
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

Figure 1. Our TRACTr and TRACIr platforms are designed to limit the activity of our therapies to tumor sites, reducing the risk of on-target, healthy tissue toxicity

Our TRACTr and TRACIr Platforms

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

Figure 2. The orientation of the two antigen binding domains in a PSMA-TCE led to an over 900-fold difference in potency in preclinical studies (top), and the configurations of these two TCEs, VH and VL (bottom)

•
Mask Discovery. Each mask sequence is designed to be optimized for a specific antigen-binding domain through an iterative process of phage display and quantitative binding assays designed to select for those masks that can prevent binding to the target antigen. We use a directed evolution-based process using proprietary phage libraries. We go through multiple cycles of selection and amplification of potential inhibitory peptides capable of blocking the antigen-binding domain from binding to its target to optimize masked TCE or non-TCE based immunomodulator stability in serum and limit cleavage to the tumor microenvironment thereby reducing toxicity. We depict our mask discovery process in the figure below.

Figure 3. Using directed evolution and phage display technology, we identify potential mask sequences that are designed to completely block antigen recognition by our antigen binding domains

•
Single versus dual masks. Our technology allows us to develop product candidates with either one or both antigen-binding domains masked depending on the tumor target’s profile. For tumor targets with minimal healthy tissue expression or toxicity concerns, we develop single mask TRACTrs or TRACIrs designed to block the T cell-binding domain to prevent non-tumor-specific activation of T cells that contributes to CRS. For targets with high/broad healthy tissue expression or toxicity concerns, we develop dual mask TRACTrs or TRACIrs designed to mask both domains to minimize the risk of healthy tissue toxicity and CRS. We depict the single and dual mask TRACTr and TRACIr structures in the figure below.

Figure 4. We design both single and dual masked TRACTr and TRACIr product candidates based on the healthy tissue expression levels of the tumor-targeted antigen and the risk of healthy tissue toxicity

•
Cleavage linker. We optimized the selection of cleavage linkers by a process involving identifying the predominant proteases in solid tumors and mining databases for potential substrates of these proteases. We then screened peptide sequences for their sensitivity to cleavage by these proteases. We specifically identified potential cleavage linker sequences that were rapidly cleaved by a tumor-specific protease to improve anti-tumor TRACTr or TRACIr activities potentially, yet remain stable in human, NHP, and mouse serum to limit non-tumor activation. We have identified several proprietary cleavable linkers that we utilize to optimize efficacy and stability in our TRACTrs and TRACIrs, as shown in the schematic below.

•
Albumin-binding domain. We developed our proprietary albumin-binding domain derived from a llama antibody optimized for its ability to bind to albumin from both humans and NHPs, the primary preclinical species in which we conduct our in vivo experiments due to the similarity in target sequences and immune function with humans. As shown in the figure below, our albumin-binding domain has a nearly identical binding affinity to albumin from these two species.

Figure 5. Our proprietary albumin-binding domain had potent binding to both NHP and human albumin

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

Initial proof of technology study

To demonstrate proof of concept for TRACTrs, we tested a TRACTr and a first-generation TCE that targeted EGFR using identical antigen-binding domains. We assessed the risk of developing CRS by dosing both agents in non-human primates (NHPs), a species that was chosen because of the similarity in antigen binding affinities in these NHPs compared to humans, and demonstrating that an EGFR bi-specific T cell engager (EGFR-BiTE, or EGFR-TCE) triggered significant CRS and healthy tissue toxicity up to and including death.

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

Figure 6. Our EGFR-TRACTr was shown to have an extended half-life in NHPs compared to a corresponding TCE while the unmasked form was rapidly eliminated

In this same study, a dose of 3µg/kg and 10µg/kg of the EGFR-TCE resulted in the release of high levels of the inflammatory cytokine IL-6. In comparison, 600µg/kg of our EGFR-TRACTr reduced those levels to less than 500pg/ml, shown below, even though the plasma levels were substantially higher with the TRACTr than the TCE. Published studies have shown median IL-6 levels of 122pg/ml in patients with Grade 0-3 CRS and 8,300pg/ml in Grade 4-5 CRS patients. A similar reduction in the other inflammatory cytokines measured was observed with our TRACTr compared to the EGFR-TCE.

Figure 7. Our EGFR-TRACTr did not lead to CRS in NHPs even at high doses. Inflammatory cytokines evaluated in this study included IL-6, tumor necrosis factor alpha (TNFa), interferon gamma (IFNg), and interleukin-2 (IL-2). TNFa, IFNg, and IL-2 were all below the quantification limit (BQL)

The lack of induction of inflammatory cytokines in NHPs associated with CRS in humans is consistent with the potential for the peptide masks to prevent antigen binding and thereby T cell activation. In these studies, the EGFR-TRACTr maximum tolerated dose (MTD) was higher than 600µg/kg due to a lack of CRS, lack of safety observations, and lack of healthy tissue toxicity. In contrast, a published study using a constant infusion of an EGFR-TCE observed an MTD of 30pM plasma levels and 300pM lethal dose plasma levels, where significant liver and kidney toxicities were reported. In similar models, our TRACTr dosed at 600µg/kg had no signs of toxicity and a Cmax of 360nM, further suggesting the potential for improvement in safety via masking.

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

Figure 8. Our EGFR-TRACTr led to significant tumor shrinkage in an HCT116 mouse tumor model

Our Lead Programs

Our lead TRACTr clinical candidates are designed to target PSMA and EGFR. These tumor targets are clinically validated and implicated in solid tumors with high prevalence, including mCRPC, CRC, RCC, SCCHN, SCLC, NSCLC, PDAC and TNBC. Our wholly-owned pipeline is summarized below:

Our PSMA-TRACTr (JANX007) for the treatment of mCRPC

We are developing our PSMA-TRACTr product candidate for the treatment of mCRPC. In a preclinical study, PSMA-TRACTr showed a 500-fold reduced ability to induce T cell-mediated killing of prostate cancer cells when masked compared to when unmasked. In addition, we found that our PSMA-TRACTr was well-tolerated in NHPs, substantially reduced cytokine release relative to the unmasked TCE, and had a prolonged half-life. In December 2024 we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and TRAEs primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action.

Prostate cancer overview

Excluding nonmelanoma skin cancer, prostate cancer is the most common type of cancer in men and the second most common type of cancer in the United States. Over 3 million men live with prostate cancer in the United States alone and prostate cancer represents approximately 15 percent of all new cancer cases in the United States. Approximately 13 percent of men will be diagnosed with prostate cancer at some point during their lifetime. In 2025, an estimated 313,780 new prostate cancer diagnoses in the United

States are expected, representing approximately 15 percent of all new cancer diagnoses. An estimated eight percent of prostate cancer patients develop metastatic disease, which is associated with a five-year survival rate of approximately 37 percent. There will be an estimated 35,770 deaths in the United States due to prostate cancer in 2025.

Treatment options for prostate cancer

Patients diagnosed with the localized, low-risk disease may be followed by active surveillance or treated with definitive therapy by prostatectomy or radiation therapy. Patients with recurrent disease are typically treated with androgen deprivation therapy (ADT), and if high risk, ADT combined with chemotherapy or addition of novel hormonal therapy. Androgens, including testosterone and dihydrotestosterone, activate androgen receptor-dependent gene transcription, which drives the growth of prostate cancer cells. ADT blocks testicular production of testosterone, otherwise known as a chemical castration, and is administered for those patients who present initially with regional or advanced disease at diagnosis or develop advanced disease at recurrence. Most ADT-treated patients progress and develop castration-resistant prostate cancer.

Treatment options for mCRPC

Castration-resistant prostate cancer is cancer that is still growing despite the fact that hormone therapy (an orchiectomy or a luteinizing hormone-releasing hormone agonist or antagonist) is maintaining testosterone levels in the body as low as what would be expected if the body was castrated. The cancer might still respond to other forms of hormone therapy, though such therapy may not be effective.

A novel hormonal therapy may be added to the existing hormone therapy, especially if the cancer is causing few or no symptoms. These include abiraterone, enzalutamide, apalutamide and darolutamide.

The prostate cancer vaccine sipuleucel-T is another option for men whose cancer is causing few or no symptoms. This might not lower PSA levels, but it can often help men live longer.

For cancers that are no longer responding to a novel hormonal therapy, several options might be available. If it has not been used already, chemotherapy with the drug docetaxel is often the first choice because it has been shown to help men live longer, as well as to reduce pain. If docetaxel does not work or stops working, other chemotherapy drugs, such as cabazitaxel, may be effective.

Depending on which treatments a patient has had, other options at some point might include: a different type of hormone therapy, such as abiraterone or enzalutamide (if not already used); or for cancers that are PSMA positive, the radiopharmaceutical lutetium Lu 177 vipivotide tetraxetan (Pluvicto) is an option. If the cancer cells have a mutation in a DNA repair gene such as BRCA1 or BRCA2 a PARP inhibitor, such as rucaparib, olaparib, talazoparib or niraparib typically along with hormone therapy is warranted. If the cancer cells have certain gene changes (MSI-H, dMMR, or high TMB) then immunotherapy with pembrolizumab or dostarlimab are options.

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

Clinical results published in the journal Immunotherapy in 2020 from a Phase 1 trial of pasotuxizumab, a PSMA-targeted TCE, highlight the potential of targeting mCRPC with a PSMA-targeted TCE and the limitations of current approaches. Patients in this trial were initially treated with daily subcutaneous injections, but anti-drug antibodies (ADAs) developed in all treated patients, likely due to the high doses administered. These high doses of the drug, which have a short half-life, were required to achieve sufficient drug exposure to the tumor. The trial was then amended so that clinicians could dose patients using continuous intravenous infusion. PSA levels are a validated measure of disease severity in prostate cancer patients. A dose-dependent reduction in serum PSA levels was observed in the intravenous group, achieving a median best PSA change from baseline of approximately 55 percent in the high dose group. The percentage of patients with PSA reduction of greater than 50 percent in the top three groups was 33 percent. Two patients had long-term PSA responses. One patient had long-term stable disease with 337 days to tumor progression. One patient had near-complete regression of lymph node lesions and bone metastases, with 500 days to disease progression. One of the patients who had initially presented with extensive metastatic disease had a reduction in PSA of greater than 96 percent. Within 43 days of treatment, the extent of the PSMA-expressing tumor was significantly reduced. By day 85, there was little evidence of tumor remaining. While no on-target healthy tissue toxicity was reported, treatment-emergent increases in alanine aminotransferase and aspartate aminotransferase did occur, and over half of patients in this trial developed Grade 3 or Grade 4 drug-related SAEs. Three patients dosed with continuous infusion developed CRS; two were Grade 2 and one was Grade 3.

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

Figure 9. Our masked PSMA-TRACTr was 500-fold less potent in activating T cell killing of PSMA expressing tumors than when the mask was removed in an in vitro assay

In NHPs, our PSMA-TRACTr demonstrated a half-life of approximately 119 hours. In comparison, pasotuxizumab was reported to have a half-life of one to three hours in humans and required continuous intravenous infusion for 5 weeks to maintain sufficient drug exposure, representing a significant burden for patients. The figure below illustrates our PSMA-TRACTr and the PSMA-TCE half-lives in NHPs. For comparison, the projected human efficacious dose (pHED) of 100pM for pasotuxizumab based on the clinical trial protocol for its Phase 1 study is also shown.

Figure 10. Our PSMA-TRACTr had a half-life of 119 hours in NHPs

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

Figure 11. Dosing of our PSMA-TRACTr in NHPs had minimal effects on inflammatory cytokine levels, several of which were below the limit of quantification (LOQ). In contrast, dosing of a PSMA-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development

In October 2022, the first patient was dosed with our PSMA-TRACTr (JANX007) in our first-in-human Phase 1 clinical trial in patients with prostate cancer. This study is an open-label, multicenter study to assess the safety, tolerability, PK, PD, and the preliminary efficacy of JANX007 administered as a single agent in adult subjects with mCRPC (NCT05519449). In December 2024 we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and TRAEs primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action.

PK data

JANX007 updated interim PK data showed consistency with tumor cleavage dependent activity and TRACTr cleavage was observed with minimal accumulation of activated TCE. We believe this is consistent with TRACTr design principles and our desired mechanism of action. Specifically, the cleavage fragment comprising the albumin binding domain indicates TRACTr activation is occurring and we observed TRACTr and TCE plasma levels below the preclinical activity threshold with systemic levels of activated TCE more than 100-fold lower than TRACTr across doses.

Figure 12. Interim updated clinical PK data has been consistent with TRACTr design principles: TRACTr cleavage with minimal plasma accumulation of activated TCE

Safety and efficacy data

As of the November 15, 2024 data cutoff, 16 pre-PLUVICTO patients had been treated once-weekly at a target dose ranging from 2 mg to 9 mg in the Phase 1a clinical trial. High PSA response rates and deep PSA declines were observed across all doses; 100% of patients achieved best PSA50 declines, 63% of patients achieved best PSA90 declines, and 31% of patients achieved best PSA99 declines. Durability of PSA declines at a target dose ≥ 2 mg were observed; 75% of patients maintained PSA50 declines at ≥ 12 weeks and 50% of patients maintained PSA90 declines at ≥ 12 weeks. Deep and durable PSA responses were observed irrespective of resistance driver aberration status, or prior treatments with a taxane or ARPi. In RECIST-evaluable patients, anti-tumor activity was observed with confirmed and unconfirmed partial responses in 50% (4/8) of patients.

JANX007 was well-tolerated with CRS and CRS-related adverse events primarily limited to Cycle 1 and Grade 1 and 2. Similarly, TRAEs not associated with CRS were primarily limited to Cycle 1 and Grade 1 and 2. The maximum tolerable dose for JANX007 has not yet been reached.

Figure 13. Interim clinical data supports development in early lines of therapy

Our EGFR-TRACTr (JANX008) for the treatment of colorectal carcinoma, squamous cell carcinoma of the head and neck, non-small cell lung cancer, renal cell carcinoma, small cell lung cancer, pancreatic ductal adenocarcinoma and triple-negative breast cancer

JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including CRC, SCCHN, NSCLC, RCC, SCLC, PDAC and TNBC. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We believe that our EGFR-TRACTr product candidate has the potential to deliver therapeutic benefits to patients while minimizing SAEs, including on-target, off-tumor healthy tissue toxicities and dose-limiting CRS.

Colorectal cancer overview

Most colorectal cancers are a type of tumor called adenocarcinoma, cancer of the cells that line the inside tissue of the colon and rectum. However, other less frequently arising colorectal tumors include a neuroendocrine tumor of the gastrointestinal tract, gastrointestinal stromal tumor, small cell carcinoma and lymphoma.

Excluding non-melanoma skin cancers, colorectal cancer is the fourth most common cancer diagnosed in the United States. It is estimated that there will be approximately 154,270 new cases of colorectal cancer in the United States in 2025 and approximately 52,900 deaths. Approximately 25 percent of patients have metastatic disease at diagnosis, meaning the disease has spread to other organs, and about 50 percent of patients with CRC will eventually develop metastases. Approximately 35 percent of the patients with a new diagnosis of CRC, and approximately 85 percent of patients with a new metastatic CRC diagnosis, will die within five years. Furthermore, the cumulative recurrence rate of CRC at four years is 100 percent.

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

Treatment options for mCRC

Most people with stage IV metastatic colorectal cancer will get chemotherapy and/or targeted therapies. Some of the most commonly used regimens include: FOLFOX: leucovorin, 5-FU, and oxaliplatin; FOLFIRI: leucovorin, 5-FU, and irinotecan; CAPEOX: capecitabine and oxaliplatin; FOLFOXIRI: leucovorin, 5-FU, oxaliplatin, and irinotecan; one of the above chemotherapy combinations, plus one or more targeted drugs; 5-FU and leucovorin, with or without a targeted drug; Capecitabine, with or without a targeted drug; Irinotecan, with or without a targeted drug; Cetuximab or panitumumab; Regorafenib, trifluridine and tipiracil, alone or in combination with bevacizumab. For people whose cancers cells have high levels of microsatellite instability or changes in one of the MMR genes, an immunotherapy drug, such as pembrolizumab, nivolumab or dostarlimab, can be an option.

Head and neck cancer overview

Cancers known collectively as head and neck cancers usually begin in the squamous cells that line the moist, mucosal surfaces inside the head and neck, otherwise known as squamous cell carcinomas. Cancers of the head and neck are further categorized by the area of the head or neck in which they begin: oral cavity, pharynx, larynx, paranasal sinuses and nasal cavity and salivary glands. Head and neck cancers account for approximately four percent of all cancers in the United States and are more than twice as common among men as they are among women. The NCI estimated that approximately 71,100 men and women in the United States were diagnosed with head and neck cancers in 2024. Additionally, there were an estimated 16,110 deaths from head and neck cancer in 2024. EGFR is overexpressed in approximately 90 percent of head and neck cancers.

Treatment options for SCCHN

The treatment for recurrent/metastatic head and neck squamous cell carcinoma with immune checkpoint inhibitors (anti-PD1) with or without chemotherapy has led to an improvement in survival, however only 15-19% of patients remain alive at four years, highlighting the poor overall survival and high unmet need for improved therapies. Some of the key evolving novel therapeutics beyond anti-PD1 have included therapeutic vaccine therapies, bispecific antibodies/fusion proteins and multitargeted kinase inhibitors, and antibody-drug conjugates.

Non-small cell lung cancer overview

It is estimated that there will be approximately 226,650 new lung cancer cases and 124,730 lung cancer deaths in the United States in 2025. NSCLC accounts for approximately 80 to 85 percent of lung cancer cases. The overall five-year survival for all patients diagnosed with NSCLC is approximately 28 percent.

Treatment options for NSCLC

Metastatic NSCLC patients’ tumors will be tested for certain gene mutations (such as in the KRAS, EGFR, ALK, ROS1, BRAF, RET, MET, or NTRK genes). If one of these genes is mutated in the patients’ cancer cells, the likely first treatment will be a targeted therapy. Tumors with higher levels of PD-L1 are more likely to respond to certain immunotherapy drugs (known as immune checkpoint inhibitors), which might be an option either alone or along with chemotherapy. However, despite the availability of these therapies, very few patients are cured of their disease, and the prognosis in NSCLC remains poor.

Renal cell carcinoma overview

Renal cell carcinoma (RCC), or kidney cancer, is a disease in which malignant cells are found in the lining of tubules in the kidney. RCC is the deadliest urological neoplasm and late-stage disease has a five-year survival rate of approximately 22%. The American Cancer Society’s estimates for kidney cancer in the United States for 2025 are that approximately 81,610 new cases of kidney cancer will be diagnosed and approximately 14,390 people will die from this disease.

Treatment options for RCC

In RCC, greater than 90 percent of patients express EGFR. First line treatment of mRCC typically involves the combination of a PD1 or PDL1 checkpoint inhibitor (pembrolizumab, nivolumab, avelumab) with an anti-VEGFR TKI such as axitinib, cabozantinib or lenvatinib. Alternatively, nivolumab may be combined with the CTLA-4 checkpoint inhibitor ipilimumab. The use of single agent anti-VEGF TKI’s such as sunitinib is declining due to data from the checkpoint combinations, however usage remains as an option in the more favorable risk patients. In the first line treatment setting with checkpoint inhibitor combinations, the objective response rates range from approximately 40-70% with median progression-free survival (mPFS) from 12-24 months and median overall survival (mOS) typically being greater than 37 months.

Almost all first line patients become resistant to standard therapy with less than 50% being eligible to receive second line therapy. The majority of second line patients typically receive an anti-VEGR agent such as cabozantinib. Limited data exists for anti-VEGF therapy outcomes in checkpoint refractory patients. The most widely used second line treatment option is cabozantinib, which has reported objective response rates of only 17%, with mPFS of 7.4 months and mOS of only 21 months. Over 80% of patients receive little to no benefit of SOC second line treatment options.

Small cell lung cancer overview

Small cell lung cancer is a type of rapidly-growing cancer that forms in the lung tissues and accounts for approximately 15 percent of lung cancer cases. It is estimated that there will be approximately 226,650 new lung cancer cases and 124,730 lung cancer deaths in the United States in 2025. The overall five-year survival for all patients diagnosed with SCLC is approximately seven percent.

Treatment options for SCLC

There are many ways to treat small cell lung cancer, but the most common types of treatment are radiation, chemotherapy, and/or immunotherapy. Many times, more than one kind of treatment is used.

Pancreatic ductal adenocarcinoma overview

Pancreatic ductal adenocarcinoma is the most common form of pancreatic cancer, comprising more than 80% of pancreatic cancer cases. The disease originates in the cells of the pancreas's ducts, which transport fluids containing digestive enzymes into the small intestine. It is estimated that there will be approximately 67,440 new pancreatic cancer cases and 51,980 pancreatic cancer deaths in the United States in 2025. The overall five-year survival for all patients diagnosed with pancreatic cancer is approximately 13 percent.

Treatment options for PDAC

Chemotherapy is typically the primary treatment for metastatic pancreatic cancer. It can sometimes reduce or slow the growth of these cancers and might help people live longer, but it is not expected to cure the cancer.

Gemcitabine is one of the most frequently used drugs. It can be used alone (especially for patients in poor health), or it can be combined with other drugs (likepaclitaxel, capecitabine, cisplatin or the targeted drug erlotinib).

Another option, especially for patients who are otherwise in good health, is a combination of chemotherapy drugs called FOLFIRINOX. This consists of 4 drugs: 5-FU, leucovorin, irinotecan and oxaliplatin. This treatment might help people live longer than getting gemcitabine alone, but it can also have additional side effects.

In certain cases, immunotherapy or targeted therapy may be options for people whose cancer cells have certain genetic alterations.

Triple-negative breast cancer overview

Triple-negative breast cancer is an aggressive type of invasive breast cancer. TNBC differs from other types of invasive breast cancer in that it tends to grow and spread more rapidly, has fewer treatment options and tends to have a worse prognosis. Triple-negative breast cancer makes up about 10-15% of all breast cancers. It is estimated that there will be approximately 316,950 new breast cancer cases and 42,170 breast cancer deaths in the United States in 2025. The overall five-year survival for all patients diagnosed with metastatic TNBC is approximately 12 percent.

Treatment options for TNBC

Triple-negative breast cancer has fewer treatment options than other types of invasive breast cancer. This is because the cancer cells do not have the estrogen or progesterone receptors or sufficient HER2 protein to make hormone therapy or targeted HER2 drugs work effectively. Because hormone therapy and anti-HER2 drugs are not choices for TNBC, chemotherapy is often used.

If the cancer has not metastasized, surgery is an option. Chemotherapy might be applied first to reduce a large tumor, followed by surgery. Chemotherapy is often recommended after surgery to decrease the chances of the cancer returning. Radiation might also be an option depending on certain characteristics of the tumor and the type of surgery that was performed.

For patients with metastatic TNBC, platinum chemotherapy, targeted drugs like a PARP inhibitors or antibody-drug conjugates, or immunotherapies with chemotherapy might be considered.

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

Figure 15. Our masked EGFR-TRACTr was over 8,500-fold less potent at T cell-mediated killing of EGFR-expressing tumor cells than an equivalent unmasked TCE in an in vitro assay

In NHPs, our EGFR-TRACTr demonstrated a half-life of approximately 94 hours. This compares to the half-life of the unmasked EGFR-TCE of approximately one hour. In the figure below, we illustrate our EGFR-TRACTr and the EGFR-TCE half-lives in a study in NHPs.

Figure 16. Our EGFR-TRACTr had a half-life of approximately 94 hours in NHPs

In this same study, dosing our EGFR-TRACTr at 100µg/kg resulted in minimal levels of inflammatory cytokine release, relative to an unmasked EGFR-TCE at 10µg/kg, which led to a greater than 20-fold expression of IL-6. We believe these data suggest that our EGFR-TRACTr has the potential to reduce CRS risk relative to an unmasked EGFR-TCE. Furthermore, in a separate study of our EGFR-TRACTr dosed at 600µg/kg once-weekly for three weeks in NHPs, no dose-limiting toxicities were identified.

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

Figure 18. Encouraging anti-tumor activity observed in early cohorts (February 12, 2024 cutoff)

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

Figure 19. Treatment related adverse events (February 12, 2024 cutoff)

Manufacturing

Certain features of our TRACTr and TRACIr molecules allow for their development, manufacturing and control processes to closely resemble those used for standard monoclonal antibodies. First, our TRACTr and TRACIr molecules are readily expressed at high levels recombinantly in common Chinese hamster ovary cells. Second, our TRACTr and TRACIr molecules bind protein A via the anti-albumin-binding domain. Protein A affinity chromatography is the standard technique for capturing recombinant monoclonal antibodies and is a very robust purification procedure due to its specificity. After the protein A affinity chromatography step, TRACTrs and TRACIrs are further purified and polished using standard ion exchange, hydrophobic-interaction and/or multi-modal chromatography, virus filtration, and ultrafiltration/diafiltration formulation steps. Our dosing strategy gives us the advantage of manufacturing at relatively modest scale and formulating our drug products at tolerable protein concentrations in typical formulation matrices. Through developability and manufacturability assessments, we continue to verify that our TRACTr and TRACIr constructs have advantageous properties that include high solubility, minimal aggregation, and good stability. We believe all these attributes allow our products to be manufactured at a substantially lower cost-per-dose than monoclonal antibodies.

We do not own or operate and currently have no plans to establish current good manufacturing practice (cGMP) manufacturing facilities and laboratories. We currently rely on third-party manufacturers and suppliers for the raw materials and starting components used to make our TRACTrs and TRACIrs, and we expect to continue to do so to meet our development, clinical and commercial needs. Our third-party manufacturers are qualified to manufacture our product candidates under cGMP requirements and other applicable laws, guidance and regulations. We believe there are multiple sources for all the materials and components required for the manufacture of our product candidates.

All our TRACTrs and TRACIrs are and will continue to be manufactured from a vial of a master cell bank or working cell bank of that biologic therapeutic’s production cell line. We have or intend to have one master cell bank for each TRACTr and TRACIr that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in the course of product development. It is possible that we could lose our cell banks from our storage locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have an adequate backup should any particular cell bank be lost in a catastrophic event.

We currently and plan to continue to obtain bulk drug substance (BDS) for our TRACTrs and TRACIrs from a third-party contract manufacturer. While any reduction or halt in the supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we will have sufficient BDS and future manufacturing campaign capacity to support current and future clinical trial programs. We have developed our supply chain for each of our product candidates and intend to continue to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis, based on our development and commercial supply needs.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop immuno-oncology treatments. Many other companies have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Bristol Myers Squibb, Gilead, Johnson & Johnson, Merck & Co., Novartis, Pfizer, Regeneron and Roche/Genentech.

We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., TCEs, T cell immunomodulators), adoptive cellular therapies (e.g., CAR T cell therapies), antibody-drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin, and targeted cancer vaccines.

With respect to our lead PSMA-TRACTr, we are aware of other competing PSMA-targeting clinical-stage therapeutics, which include, but are not limited to: T cell engagers from Abbvie, Amgen, Crescendo Biologics, Johnson & Johnson, Lava Therapeutics, Chugai/Roche, Regeneron, Takeda and Vir Biotechnology; T cell immunomodulators from Astellas, Regeneron, Johnson & Johnson and Xencor; antibody-drug conjugates from Johnson & Johnson; CAR T cell therapies from Gilead; and radiopharmaceuticals from AstraZeneca, Novartis, Lantheus/Lilly, Telix and Bayer.

With respect to our EGFR-TRACTr, we face competition from several targeted therapies approved by the FDA to treat NSCLC, SCCHN, RCC and CRC, including, but not limited to, Genmab/Janssen’s amivantamab, Roche’s bevacizumab, Amgen’s panitumumab, Eli Lilly/Merck KGaA’s cetuximab, Bayer’s regorafenib, and Eli Lilly’s ramucirumab. We also face competition from other anti-EGFR immunotherapies that are in clinical development. We believe that the most advanced candidates are those being developed by Amgen/CytomX, AstraZeneca, Bristol Myers Squibb, Dragonfly, Lava Therapeutics/Pfizer, Merus, Regeneron, Chugai/Roche, and Takeda.

With respect to our CD28 TRACIr platform, we are aware of other CD28-based multispecifics that are in clinical development for solid tumors. We believe the most advanced candidates are Regeneron’s nezastomig, REGN5668 and REGN7075, Sanofi’s SAR443216, Janssen/Xencor’s XmAb808 and Johnson & Johnson’s JNJ-9401. Additional competition may come from other companies developing costimulatory multispecifics, including, but not limited to AbbVie, AstraZeneca, Genmab/BioNTech, Inhibrx, Incyte/Merus, Chugai/Roche and Xencor.

We are currently developing a pipeline of TRACTr and other protease-activated therapeutics that face increasing competition from other biologic prodrug developers, which include, but are not limited to, Adagene, BioAtla, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Merck & Co., Takeda, Vir Biotechnology, and Xilio Therapeutics.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and enrolling subjects for any future clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and our payment of all amounts due to WuXi Biologics through the effective date of termination, (ii) by either party for the other party’s material breach that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure.

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

As of February 14, 2025, we own 29 pending U.S. provisional and non-provisional patent applications, three U.S. patents, nine pending patent applications filed under the Patent Cooperation Treaty (PCT) and 94 foreign patent applications. Specifically, we have two U.S. non-provisional patent applications and five foreign patent applications directed to compositions of our TRACTr and TRACIr platform technologies that are applicable across our product candidates for our PSMA-TRACTr (JANX007) and EGFR-TRACTr (JANX008) programs. We also have one U.S. patent, two U.S. non-provisional patent applications, 18 foreign patent applications that cover compositions and applications of various components and aspects of our TRACTr and TRACIr platform technologies and have general applicability across product candidates. We have one U.S. non-provisional patent application, nine foreign patent applications, and two PCT patent applications that cover compositions and applications of components of our TRACTr platform technology that has general applicability to TRACTr product candidates or backup sequences for future development. We further have one U.S. patent, one U.S. provisional patent application, one PCT patent application, three U.S. non-provisional patent applications, and 21 foreign patent applications specific to JANX007 and two U.S. non-provisional patent applications, two U.S. provisional patent applications, one U.S. patent, two PCT patent applications, and 13 foreign patent applications specific to JANX008. We have two U.S. provisional patent applications, six U.S. non-provisional patent applications, three PCT patent applications, and 26 foreign patent applications that are directed to unnamed TRACTr and TRACIr programs for potential future development and one U.S. provisional patent application that covers components and aspects of TRACIr platform technology. In addition, we have four U.S. provisional patent applications and four U.S. non-provisional patent applications relating to compositions of our other proprietary antibodies, compounds, technology, inventions, improvements, and other aspects of our technology. Any patents that issue from these pending patent applications are expected to expire between 2038 and 2046, absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

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

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union (EU), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

The Best Pharmaceuticals for Children Act (the BPCA) provides a six-month extension of any exclusivity—patent or non-patent—for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Regulatory Approval in the European Union

The European Medicines Agency (EMA) is an agency of the European Union. It coordinates the evaluation and monitoring of centrally authorized medicinal products. Through its Committees, particularly the Committee on Human Medicinal Products (CHMP) it conducted scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors.

There are similarities between the process regarding approval of medicinal products in the European Union and that in the United States.

Clinical Trials in the EU

In the EU, clinical trials are governed by the new Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application that came into force on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD). The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure via a single entry point, the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

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

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (SPC), if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Orphan Medicinal Product Designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect no more than five in ten thousand persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention or treatment of the condition that has been authorized in the EU or, even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized MA procedure. Upon grant of an MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another MAA, or grant an MA, or accept an application to extend an MA for a similar product and the European Commission cannot grant an MA for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-authorization Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other health care professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as directed-to-consumer advertising of prescription medicinal products are established in EU law. However, details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other health care professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Data Privacy and Security

In the ordinary course of our business, we process personal or other sensitive, proprietary, and confidential information. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the

California Consumer Privacy Act of 2018 (CCPA), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR) (EU GDPR and UK GDPR collectively as GDPR), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (PCI DSS). Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia, Colorado, Connecticut, and Utah have passed comprehensive data privacy and security laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal data, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages.

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

Marketing

Similarly to the Anti-Kickback Statute prohibition in the United States, as described below, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment

Payments made to physicians and other health care professionals in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians and other health care professionals often may require prior notification and approval by the physician’s or health care professional’s employer, their competent professional organization and/or the regulatory authorities of the individual European Union member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act (the Affordable Care Act), which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants or nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.
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

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some EEA countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the U.S. Congress enacted the Affordable Care Act, which included changes to the coverage and reimbursement of drug products under government healthcare programs and access to health insurance.

There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act.

In addition, there have been and continue to be a number of initiatives at the federal and state level in the United States that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, the IRA also, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 2025 through a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and permits EU Member States to use common HTA tools, methodologies and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on 10 April 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Obtaining coverage approval and reimbursement for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement at a satisfactory level. If coverage and adequate reimbursement of our future products, if any, are unavailable or limited in scope or amount, such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability. Adverse coverage and reimbursement limitations may hinder our ability to recoup our investment in our product candidates, even if such product candidates obtain regulatory approval. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 81 full-time employees. Of these employees, 63 were engaged in research and development and 18 were engaged in general and administrative activities. As of December 31, 2024, we had 74 employees based at our headquarters in San Diego, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2024 and 2023, our net losses were $69.0 million and $58.3 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2024, we had $1.0 billion in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates and, in particular, the clinical trials for JANX007 and JANX008;
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

From time to time, we have and may continue to publicly disclose preliminary, interim or topline data from our preclinical studies or clinical trials, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

The FDA’s, EMA’s, European Commission's, and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

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

Risks Related to Manufacturing, Commercialization and Reliance on Third Parties

We rely on third parties to conduct, supervise, and/or monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

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

Our ongoing manufacturing activities with WuXi Biologics may expose us to additional risk. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which would restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Any U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of potentially manufacturing our product candidates including pursuant to any manufacturing service arrangements with WuXi Biologics. Such events could have an adverse effect on our business, financial condition and results of operations.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, in the US the Centers for Medicare & Medicaid Services (CMS) revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments. Equivalent competent foreign authorities sometimes adopt an equivalent approach with similar consequences.

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

As of December 31, 2024, we had 81 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. U.S. federal net operating losses (NOLs) incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year.

As of December 31, 2024, we had $66.2 million of U.S. federal NOL carryforwards and $167.6 million of state NOL carryforwards. Of the total federal NOLs, $65.7 million have an indefinite carryforward period. The remaining federal and total state NOLs have a 20-year carryforward period, and will begin to expire in 2037 unless previously utilized. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOL carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and other applicable tax attributes carried forward may further affect the limitation in future years. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating loss carryforwards is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

A health epidemic or pandemic may also materially affect us economically. While the potential economic impact brought by, and the duration of, a health crise may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is also unclear how any additional healthcare reform measures of the second Trump administration will impact the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the regulatory landscape related to clinical trials in the EU has undergone recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became effective on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.In the European Union, many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the European Union Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU.

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other comparable government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the EU.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into the UK’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of authorizations of the EU in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products.

The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the UK.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor request of California residents to exercise certain privacy rights with respect to their personal information, such as those noted below. The CCPA provides for civil penalties for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA (and other U.S. comprehensive privacy laws) exempt some data processed in the context of clinical trials, but these developments t increase compliance costs and potential liability with respect to other personal information we maintain about residents in these states. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR) and Australia’s Privacy Act, impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the GDPR, government regulators impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, £17.5 million under the UK GDPR) or 4% of annual global revenue, whichever is greater, or private litigation related to the processing of personal data, brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. We also publish privacy policies, marketing materials, white papers, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we are legally or contractually bound to comply, or may become subject to in the future.

Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or the third parties upon with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have adopted similarly stringent interpretations of their data localization and cross-border data transfer laws.

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

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have pending Patent Cooperation Treaty applications, U.S. patent applications, and foreign patent applications in our portfolio; however, we cannot predict:

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
•
we or licensors or collaborators might not have been the first to file patent applications covering certain aspects of our inventions;
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

We are currently a party to an in-license agreement under which we were granted rights to manufacture certain components of our product candidates. If we breach our obligations under this and future license agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. As another example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus of antibodies that bind and block the PCSK9 receptor was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

Our stock price has been and may continue to be volatile. The stock market in general and the market for biotechnology and pharmaceutical companies, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares at a price that is attractive to you, or at all. The market price for our common stock may be influenced by numerous factors, many of which are beyond our control, including:

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
•
the future impact of a health epidemic or pandemic; and
•
any other factors discussed in this Annual Report.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2024, we had 59,064,606 outstanding shares of common stock.

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

As a public company listed on the Nasdaq Global Market, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but as of January 1, 2025, we are not exempted and will incur significant legal, accounting and other expenses related to these stated requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

As a public company, we are subject to requirements of the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Company responsibilities required by the Sarbanes-Oxley Act include, among other things, that we maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officer. We are also continuing to improve our internal control over financial reporting. In order to develop, maintain, and improve the effectiveness of our internal controls and procedures, and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

As a result of disruptions and changes in the macro environment, including those resulting from health epidemics or pandemics, bank failures, and geopolitical actions such as the United States and foreign government actions related to the military conflict in Ukraine and Russia and the war in the Middle East, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms or failure to access to our liquidity within the U.S. banking system could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, earthquakes, fires, floods, and other similar threats.

Severe ransomware attacks are increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not been and may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to conduct our business operations. For example, a security incident could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of preclinical study data or clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

Our corporate headquarters and main research facility are located in the county of San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, arson and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

Our Information Technology (IT) department and Senior Director of IT, with the assistance of our legal department, help identify, assess and manage our cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, evaluating threats reported to us and coordinating with law enforcement about such threats as may be appropriate, conducting internal and external audits, conducting internal threat assessments to evaluate for both internal and external threats, having third parties conduct threat assessments, and conducting vulnerability assessments designed to identify vulnerabilities.

Depending on the environment, systems and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident response policy; incident detection and response processes; a vulnerability management policy; a disaster recovery plan; risk assessments; encrypting certain data; network security controls; data segregation; maintaining access and physical controls; asset management, tracking and disposal; systems monitoring; employee training; penetration testing conducted by third parties; maintaining cybersecurity insurance; and having dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program; (2) the IT department and Senior Director of IT discuss cybersecurity risk with management, including our legal department to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports certain risks to the audit committee of the board of directors, which evaluates our overall enterprise risk.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our personnel, including our Senior Director of IT, who has 20 years of experience in IT and cybersecurity and is a member of the Information Systems Audit and Control Association (ISACA).

Our Senior Director of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our General Counsel is responsible for approving budgets and, along with our Senior Director of IT, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability and patch management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CEO and General Counsel. Such management members work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from our Senior Director of IT concerning significant cybersecurity threats, related risks and the processes we have implemented to address them. The audit committee also has access to various reports, summaries and presentations related to cybersecurity threats, risks and mitigation.

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

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “JANX” since our initial public offering on June 11, 2021. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of February 25, 2025, there were 59,105,147 shares of common stock issued and held by approximately 16 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

The following stock performance graph illustrates a comparison from June 11, 2021 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2024, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The figures represented below assume an investment of $100 in our common stock at the closing price of $25.15 on June 11, 2021 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on June 11, 2021, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of December 31, 2024, we have used $18.5 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

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

Additionally, our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2024 and 2023, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2022 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2023 and 2022, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024.

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In December 2024 we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and treatment-related adverse events (TRAEs) primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal carcinoma, squamous cell carcinoma of the head and neck, non-small cell lung cancer, renal cell carcinoma, small cell lung cancer, pancreatic ductal adenocarcinoma and triple-negative breast cancer. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $69.0 million and $58.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $237.8 million.

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

Support Services Agreement with Avalon BioVentures, Inc. (formerly COI Pharmaceuticals, Inc.)

In January 2021, we entered into a Support Services Agreement (the 2021 Support Services Agreement) with Avalon BioVentures, Inc. (Avalon) that outlines the terms of services provided by Avalon to us, as well as the fees charged for such services. Avalon is a shared service company that provides certain back-office and administrative and research and development support services, including facilities support, to the portfolio companies of Avalon Ventures, an entity that beneficially owned greater than 5% of our outstanding capital stock until November 2024. The amounts paid to Avalon include support service fees or mark-ups of up to 5%. The 2021 Support Services Agreement terminated on December 31, 2024.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $10.6 million and $8.1 million of revenue under the Merck Agreement for the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023 (in thousands)

	Year Ended December 31,
	2024	2023	Change
Collaboration revenue	$10,588	$8,083	$2,505
Operating expenses:
Research and development	68,388	54,922	13,466
General and administrative	41,047	26,140	14,907
Total operating expenses	109,435	81,062	28,373
Loss from operations	(98,847)	(72,979)	(25,868)
Other income	29,853	14,686	15,167
Net loss	$(68,994)	$(58,293)	$(10,701)

Collaboration Revenue

Collaboration revenues were $10.6 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively. The increase of $2.5 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in June 2024 offset by a decrease in full-time equivalent hours incurred in the performance of research services required under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Direct costs:
JANX007	$15,655	$7,895	$7,760
JANX008	6,541	5,401	1,140
Preclinical stage programs and other direct unallocated costs	13,223	13,950	(727)
Total direct costs	35,419	27,246	8,173
Indirect costs	32,969	27,676	5,293
Total research and development expenses	$68,388	$54,922	$13,466

IND applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the years ended December 31, 2024 and 2023. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $68.4 million and $54.9 million for the years ended December 31, 2024 and 2023, respectively. The increase of $13.5 million was primarily due to increases in direct costs related to the development of JANX007 of $7.8 million, direct costs related to the development of JANX008 of $1.1 million and indirect costs of $5.3 million, offset by decreases in preclinical stage programs and other direct unallocated costs of $0.7 million.

General and Administrative Expense

General and administrative expenses were $41.0 million and $26.1 million for the years ended December 31, 2024 and 2023, respectively. The increase of $14.9 million was primarily due to increases in stock-based compensation of $11.2 million, consulting and professional fees of $2.2 million and other general and administrative expenses of $1.5 million.

Other Income

Other income was $29.9 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $15.2 million was due to an increased cash and cash equivalents balance resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of December 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $1.0 billion. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock under the Sale Agreement. As of December 31, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

In March 2024, we closed an underwritten offering of 5,397,301 shares of our common stock and pre-funded warrants to purchase 1,935,483 shares of common stock at an exercise price of $0.001 per share. The shares of common stock were sold at a price of $46.50 per share and the pre-funded common stock warrants were sold at a price of $46.499 per pre-funded common stock warrant, resulting in gross proceeds of $341.0 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $20.9 million, resulting in net proceeds of $320.1 million.

The registration statement on Form S-3ASR that we filed in May 2024 provides us with the ability to offer an unlimited amount of certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering.

In December 2024, we closed an underwritten offering of 6,150,793 shares of our common stock and pre-funded warrants to purchase 238,095 shares of common stock at an exercise price of $0.001 per share. The shares of common stock were sold at a price of $63.00 per share and the pre-funded common stock warrants were sold at a price of $62.999 per pre-funded common stock warrant, resulting in gross proceeds of $402.5 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $24.6 million, resulting in net proceeds of $377.9 million.

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(43,814)	$(50,575)
Investing activities	(258,021)	(41,194)
Financing activities	713,235	59,548
Net increase (decrease) in cash, cash equivalents and restricted cash	$411,400	$(32,221)

Operating Activities

Net cash used in operating activities of $43.8 million for the year ended December 31, 2024 was primarily due to our net loss of $69.0 million and a change in operating assets and liabilities and other non-cash charges of $7.8 million, adjusted for $33.0 million of stock-based compensation expense. Net cash used in operating activities of $50.6 million for the year ended December 31, 2023 was primarily due to our net loss of $58.3 million and a change in operating assets and liabilities and other non-cash charges of $12.3 million, adjusted for $20.0 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $258.0 million for the year ended December 31, 2024 was primarily due to $257.7 million of net purchases of short-term investments and by our purchase of property and equipment, primarily consisting of laboratory equipment of $0.3 million. Net cash used in investing activities of $41.2 million for the year ended December 31, 2023 was primarily due to $39.3 million of net purchases of short-term investments and by our purchase of property and equipment, primarily consisting of laboratory equipment of $1.9 million.

Financing Activities

Net cash provided by financing activities of $713.2 million for the year ended December 31, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $698.3 million, and exercises of common stock options and from shares issued under our 2021 Employee Stock Purchase Plan (ESPP) of $14.9 million. Net cash provided by financing activities of $59.5 million for the year ended December 31, 2023 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $56.5 million, and exercises of common stock options and from shares issued under our ESPP of $3.0 million.

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

Accrued Clinical Trial and Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued clinical trial and research and development expenses include the costs incurred for services performed by our vendors in connection with clinical trial and research and development activities for which we have not yet been invoiced.

We base our expenses related to clinical trial and research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct clinical trials and research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical trial and research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future clinical trial or research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options, restricted stock units and employee stock purchase plan rights, recognized on a straight-line basis over the requisite service period for stock options and restricted stock units and over the respective offering period for employee stock purchase plan rights. The grant date fair value of the equity awards is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. See Note 4 to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock option grants. Equity award forfeitures are recognized as they occur.

Recent Accounting Pronouncements

See Note 1 to our audited financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that should a 10.0% change in foreign currency exchange rates were to have occurred on December 31, 2024, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Janux Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Janux Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Expenses
Description of the Matter

The Company recorded research and development expenses of $68.4 million for the year ended December 31, 2024, which includes clinical trial expenses. Clinical trial expenses are expensed as incurred. As discussed in Note 1 to the financial statements, the Company estimates expenses incurred for clinical trials and services received and maintains a prepaid or accrual based on these estimates. The Company estimates expenses based on the progress of the clinical trials and incorporates representations from service providers about study and patient activities and expected expenses for those activities based on contracted fees with contract research organizations.

Auditing the Company’s clinical trial expenses is complex as the information necessary to estimate the costs incurred is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from contract research organizations.

How We Addressed the Matter in Our Audit

To test the Company’s clinical trial expenses, we performed audit procedures that included, among other procedures, obtaining supporting evidence of the activities performed for significant clinical trials and confirming expenses with the contract research organizations. We corroborated the status of significant clinical trials through meetings with accounting and clinical project managers. We compared the costs for a sample of expenses against the related invoices and contracts and examined a sample of subsequent payments to evaluate the accuracy of the clinical trial expenses and recalculated the ending prepaid or accrual for clinical trial expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

February 27, 2025

Janux Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$430,605	$19,205
Short-term investments	594,568	324,823
Prepaid expenses and other current assets	8,493	5,213
Total current assets	1,033,666	349,241
Restricted cash	816	816
Property and equipment, net	4,864	7,003
Operating lease right-of-use assets	19,286	20,838
Other long-term assets	2,884	2,509
Total assets	$1,061,516	$380,407

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,026	$2,424
Accrued expenses	11,684	7,387
Current portion of deferred revenue	—	1,705
Current portion of operating lease liabilities	1,749	1,517
Total current liabilities	17,459	13,033
Operating lease liabilities, net of current portion	21,276	23,025
Total liabilities	38,735	36,058

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at December 31, 2024 and 2023, respectively; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at December 31, 2024 and 2023, respectively; issued shares – 59,064,606 and 46,262,759 at December 31, 2024 and 2023, respectively; outstanding shares – 59,064,606 and 46,252,440 at December 31, 2024 and 2023, respectively	59	46
Additional paid-in capital	1,258,316	512,401
Accumulated other comprehensive income	2,163	665
Accumulated deficit	(237,757)	(168,763)
Total stockholders’ equity	1,022,781	344,349
Total liabilities and stockholders’ equity	$1,061,516	$380,407

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$10,588	$8,083	$8,612
Operating expenses:
Research and development	68,388	54,922	53,441
General and administrative	41,047	26,140	22,262
Total operating expenses	109,435	81,062	75,703
Loss from operations	(98,847)	(72,979)	(67,091)
Other income:
Interest income	29,853	14,686	4,032
Total other income	29,853	14,686	4,032
Net loss	$(68,994)	$(58,293)	$(63,059)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,498	2,200	(1,265)
Comprehensive loss	$(67,496)	$(56,093)	$(64,324)
Net loss per common share, basic and diluted	$(1.28)	$(1.32)	$(1.52)
Weighted-average shares of common stock outstanding, basic and diluted	53,751,480	44,016,283	41,469,631

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	41,243,137	$41	$413,967	$(270)	$(47,411)	366,327
Exercise of common stock options	7,405	—	1	—	—	1
Shares issued under employee stock purchase plan	54,299	—	499	—	—	499
Vesting of restricted shares	311,419	1	1,033	—	—	1,034
Stock-based compensation	—	—	17,203	—	—	17,203
Unrealized loss on available-for-sale securities, net	—	—	—	(1,265)	—	(1,265)
Net loss	—	—	—	—	(63,059)	(63,059)
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	$320,740
Issuance of common stock and pre-funded common stock warrants, net of $2,495 of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	253,545	—	2,246	—	—	2,246
Shares issued under employee stock purchase plan	90,574	—	772	—	—	772
Vesting of restricted shares	58,087	—	149	—	—	149
Stock-based compensation	—	—	20,005	—	—	20,005
Unrealized gain on available-for-sale securities, net	—	—	—	2,200	—	2,200
Net loss	—	—	—	—	(58,293)	(58,293)
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $45,554 of issuance costs	11,548,094	12	697,908	—	—	697,920
Exercise of common stock options	1,152,192	1	14,175	—	—	14,176
Issuance of common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Shares issued under employee stock purchase plan	99,061	—	792	—	—	792
Vesting of restricted shares	10,319	—	20	—	—	20
Stock-based compensation	—	—	33,020	—	—	33,020
Unrealized gain on available-for-sale securities, net	—	—	—	1,498	—	1,498
Net loss	—	—	—	—	(68,994)	(68,994)
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(68,994)	$(58,293)	$(63,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,060	1,955	841
Stock-based compensation	33,020	20,005	17,203
Accretion of discounts on investments, net	(10,585)	(7,688)	(2,183)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,280)	210	(3,369)
Other long-term assets	(375)	(1,119)	(1,270)
Accounts payable	1,584	277	(294)
Accrued expenses	4,426	(678)	4,156
Deferred revenue	(1,705)	(5,922)	1,764
Operating lease right-of-use assets and liabilities, net	35	678	3,289
Net cash used in operating activities	(43,814)	(50,575)	(42,922)
Cash flows from investing activities
Purchases of property and equipment	(359)	(1,850)	(6,445)
Purchases of short-term investments	(470,577)	(317,344)	(294,389)
Maturities of short-term investments	212,915	278,000	359,100
Net cash provided by (used in) investing activities	(258,021)	(41,194)	58,266
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	14,968	3,018	500
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	698,267	56,530	—
Net cash provided by financing activities	713,235	59,548	500
Net increase (decrease) in cash, cash equivalents and restricted cash	411,400	(32,221)	15,844
Cash, cash equivalents and restricted cash – beginning of year	20,021	52,242	36,398
Cash, cash equivalents and restricted cash – end of period	$431,421	$20,021	$52,242

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$6	$132	$109
Unpaid issuance costs	$347	$—	$—
Vesting of restricted common stock	$20	$149	$1,034
Unrealized gain (loss) on available-for-sale securities, net	$1,498	$2,200	$(1,265)
Operating lease liabilities arising from right-of-use assets	$—	$—	$23,422

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

Liquidity and Capital Resources

From its inception through December 31, 2024, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $237.8 million as of December 31, 2024. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform an analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2). Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these financial statements.

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to estimates to complete the performance obligations and the estimated transaction price for collaboration revenue, accruals for clinical trials and other research and development arrangements, stock-based compensation and fair value measurements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. The Company continues to use the best information available to update its accounting estimates. Actual results may differ materially and adversely from these estimates.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Assets:
Cash equivalents:
Money market funds	$427,959	$427,959	$—	$—
Total cash equivalents	427,959	427,959	—	—
Short-term investments:
U.S. Treasury securities	95,474	95,474	—	—
U.S. agency bonds	300,845	—	300,845	—
Corporate debt securities	161,997	—	161,997	—
Commercial paper	36,252	—	36,252	—
Total short-term investments	594,568	95,474	499,094	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$1,023,343	$524,249	$499,094	$—

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Assets:
Cash equivalents:
Money market funds	$14,751	$14,751	$—	$—
Total cash equivalents	14,751	14,751	—	—
Short-term investments:
U.S. Treasury securities	71,300	71,300	—	—
U.S. agency bonds	167,103	—	167,103	—
Asset-backed securities	5,055	—	5,055	—
Corporate debt securities	1,999	—	1,999	—
Commercial paper	79,366	—	79,366	—
Total short-term investments	324,823	71,300	253,523	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$340,390	$86,867	$253,523	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$430,605	$19,205
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$431,421	$20,021

Short-Term Investments

Short-term investments consist of U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper, all of which are highly rated by Moody’s, S&P, and Fitch. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The following tables summarize short-term investments (in thousands):

	As of December 31, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$94,984	$490	$—	$95,474
U.S. agency bonds	299,831	1,209	(195)	300,845
Corporate debt securities	161,336	696	(35)	161,997
Commercial paper	36,254	20	(22)	36,252
Total	$592,405	$2,415	$(252)	$594,568

	As of December 31, 2023
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$71,072	$242	$(14)	$71,300
U.S. agency bonds	166,699	591	(187)	167,103
Asset-backed securities	5,078	—	(23)	5,055
Corporate debt securities	1,999	—	—	1,999
Commercial paper	79,310	56	—	79,366
Total	$324,158	$889	$(224)	$324,823

The amortized cost and estimated fair value in the tables above exclude $5.4 million and $2.2 million of accrued interest receivable as of December 31, 2024 and 2023, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of December 31, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$57,858	$37,616
U.S. agency bonds	78,135	222,710
Corporate debt securities	—	161,997
Commercial paper	36,252	—
Total	$172,245	$422,323

	As of December 31, 2023
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$34,426	$36,874
U.S. agency bonds	89,801	77,302
Asset-backed securities	5,055	—
Corporate debt securities	1,999	—
Commercial paper	79,366	—
Total	$210,647	$114,176

As of December 31, 2024, 14 out of 65 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of December 31, 2024 or December 31, 2023.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at December 31, 2024.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The following table summarizes our available-for-sale debt securities in an aggregate gross unrealized loss position at December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the years ended December 31, 2024, 2023 and 2022, all of the Company’s revenue related to a single customer.

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, furniture and fixtures and computer equipment and software. Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Repairs and maintenance costs are charged to expense as incurred.

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Impairment losses recognized through December 31, 2024 were not material.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Clinical Trial Expenses

The Company makes payments in connection with its clinical trials under contracts with contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the Company’s obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on the progress of the clinical trials. The Company incorporates in the expenses representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts the Company is obligated to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts the accruals accordingly. Revisions to the contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which is engaged in the research and development of a broad pipeline of novel immunotherapies. The accounting policies of the novel immunotherapies segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is reported on the statement of operations and comprehensive loss as net loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s balance sheets to determine funding for its research and development. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and pre-clinical studies as well as forecasted expenses for clinical and pre-clinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States. All revenue recognized to date has been derived from the Company’s existing collaboration agreement with Merck (as defined and described in Note 5).

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 3,645 shares, 27,458 shares and 182,194 shares from the weighted-average number of shares of common stock outstanding for the years ended December 31, 2024, 2023 and 2022, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of December 31,
	2024	2023	2022
Common stock options outstanding	8,873,071	7,989,192	7,345,444
Restricted stock units outstanding	341,847	—	—
Unvested common stock	—	10,319	68,406
Employee stock purchase plan shares	19,140	13,796	10,423
Total potentially dilutive shares	9,234,058	8,013,307	7,424,273

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted ASU 2020-06 on January 1, 2024 and the adoption of the standard had no material impact on its financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025 and the adoption of the standard had no material impact on its financial statements and related disclosures.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Interest receivable	$5,381	$2,161
Prepaid research and development	2,354	2,318
Other prepaid expenses	758	734
Prepaid expenses and other current assets	$8,493	$5,213

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2024	2023
Laboratory equipment	$8,360	$8,454
Furniture and fixtures	792	792
Computer equipment and software	658	628
Assets not placed in service	6	43
Total property and equipment	9,816	9,917
Less: accumulated depreciation	(4,952)	(2,914)
Property and equipment, net	$4,864	$7,003

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued research and development	$6,200	$3,535
Accrued compensation	4,566	3,303
Other accrued expenses	918	549
Accrued expenses	$11,684	$7,387

3. Commitments and Contingencies

License Agreement with WuXi Biologics (Hong Kong) Limited

In April 2021, the Company entered into a cell line license agreement (“Cell Line License Agreement”) with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), pursuant to which the Company received a non-exclusive, worldwide, sublicensable

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Future minimum noncancelable operating lease payments as of December 31, 2024 are as follows (in thousands):

2025	$3,505
2026	3,611
2027	3,719
2028	3,830
2029	3,945
Thereafter	12,927
Total minimum lease payments	31,537
Less: Imputed interest	(8,512)
Total operating lease liabilities	23,025
Less: Current portion of operating lease liabilities	(1,749)
Operating lease liabilities, net of current portion	$21,276

The Torrey Plaza lease has a remaining lease term of 8.1 years and a discount rate of 8% as of December 31, 2024. Operating lease expense included in the measurement of lease liabilities for years ended December 31, 2024, 2023 and 2022 was $3.4 million, $3.4 million and $2.8 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $2.8 million and $0.2 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2024, the Company is not currently party to any material legal proceedings.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Sale Agreement. There was no activity from the Sale Agreement during the year ended December 31, 2024. As of December 31, 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The registration statement on Form S-3ASR that the Company filed in May 2024 provides the Company with the ability to offer an unlimited amount of certain securities, including shares of its common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering.

In December 2024, the Company closed an underwritten offering of 6,150,793 shares of its common stock and pre-funded warrants to purchase 238,095 shares of common stock at an exercise price of $0.001 per share. The shares of common stock were sold at a price of $63.00 per share and the pre-funded common stock warrants were sold at a price of $62.999 per pre-funded common stock warrant, resulting in gross proceeds of $402.5 million. Fees related to the offering included underwriting discounts, commissions, and offering expenses in the aggregate amount of $24.6 million, resulting in net proceeds of $377.9 million.

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

2021 Equity Incentive Plan

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2024, there were 10,867,540 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Stock Options

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	7,345,444	$11.67	8.3	$29,806
Granted	2,019,450	$13.80
Exercised	(253,545)	$8.86
Forfeited or cancelled	(1,122,157)	$13.25
Outstanding at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Granted	2,359,363	$15.07
Exercised	(1,152,192)	$12.30
Forfeited or cancelled	(323,292)	$13.10
Outstanding at December 31, 2024	8,873,071	$12.81	7.2	$361,595
Vested and expected to vest at December 31, 2024	8,873,071	$12.81	7.2	$361,595
Exercisable at December 31, 2024	5,401,003	$11.21	6.6	$228,619

The weighted-average grant date fair value of option grants for the years ended December 31, 2024, 2023 and 2022 was $11.30, $10.02 and $12.35, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $45.6 million, $1.9 million and $0.1 million, respectively. As of December 31, 2024, total unrecognized stock-based compensation cost associated with option grants was $33.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.6% – 4.6%	3.5% – 4.7%	1.5% – 4.2%
Expected volatility	83% – 106%	82% – 87%	81% – 85%
Expected term (in years)	5.3 – 6.1	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—	—

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity under the 2021 Plan is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	$—
Granted	344,347	$58.95
Vested	(2,500)	$39.80
Forfeited or cancelled	—	$—
Outstanding at December 31, 2024	341,847	$59.09

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of December 31, 2024, total unrecognized stock-based compensation cost associated with RSUs was $19.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.7 years. The Company did not have any RSU activity during the year ended December 31, 2023.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). For the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense related to the ESPP was $0.8 million, $0.9 million and $0.6 million, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.3 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$9,718	$7,873	$7,235
General and administrative	23,302	12,132	9,968
Total	$33,020	$20,005	$17,203

Modification of Equity Awards

In July 2024, and in connection with the resignation of a former director, the board of directors approved the following modifications to the terms of the former director’s outstanding equity awards: (a) acceleration of the vesting of all unvested stock options and awards in full, effective as of the former director's resignation date; and (b) extension of the post-termination exercise period for outstanding options until the earlier of the third anniversary of such resignation date or the original expiration date of such

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

options, subject to the Company’s ability to take any actions permitted under the 2021 Plan. The incremental stock-based compensation expense resulting from these modifications recognized during the year ended December 31, 2024 was $0.7 million.

In August 2024, and in connection with the resignation of a former executive officer, the compensation committee of the board of directors approved the following modifications to the terms of the former officer’s outstanding equity awards as defined within a transition and consulting agreement with the former officer (the “Transition Agreement”): (a) acceleration of the vesting of unvested stock options such that the number of options that would have vested through June 30, 2026, are vested and exercisable, with such acceleration deemed effective as of December 31, 2024, subject to service conditions described within the Transition Agreement; and (b) extension of the post-termination exercise period for outstanding options until the earlier of December 31, 2027 or the original expiration date of such options, subject to the Company’s ability to take any actions permitted under the Plans, as applicable. The incremental stock-based compensation expense resulting from these modifications recognized during the year ended December 31, 2024 was $8.7 million.

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Weighted-Average Grant Date Fair Value	Unvested Stock Liabilities
Balance at December 31, 2022	68,406	$1.94	$169
Vested shares	(58,087)	$2.00	(149)
Balance at December 31, 2023	10,319	$1.57	20
Vested shares	(10,319)	$1.57	(20)
Balance at December 31, 2024	—	$—	$—

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2024	2023	2022
Common stock options outstanding	8,873,071	7,989,192	7,345,444
RSUs outstanding	341,847	—	—
Shares available for issuance under the Plans	5,131,660	5,198,941	4,012,001
Shares available for issuance under the ESPP	1,506,316	1,142,750	816,478
Pre-funded common stock warrants outstanding	2,676,804	503,226	—
Total	18,529,698	14,834,109	12,173,923

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Merck Agreement for the First Collaboration Target is $11.4 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding of $3.4 million. The Company determined that the initial transaction price under the Merck Agreement for the Second Collaboration Target is $12.0 million, consisting of the upfront, non-refundable and non-creditable payment of $8.0 million and the aggregate estimated reimbursable research program funding of $4.0 million. The performance obligations related to the Collaboration Targets were completed as of December 31, 2024.

In June 2024, a developmental milestone of $7.5 million related to the First Collaboration Target was achieved, at which time the Company recognized the associated revenue. All other future potential milestone payments are considered constrained as of December 31, 2024 as they are uncertain in nature and highly dependent on factors outside of the Company’s control until the underlying events occur or the associated approvals are received.

The Company recognized $10.6 million, $8.1 million and $8.6 million of revenue under the Merck Agreement for the years ended December 31, 2024, 2023 and 2022, respectively. The Company's performance obligations related to the Collaboration Targets were completed as of December 31, 2024.

6. Income Taxes

The Company has not recorded a current or deferred tax expense or benefit for the years ended December 31, 2024, 2023 or 2022. The net losses for the years ended December 31, 2024, 2023 and 2022 were generated solely in the United States.

A reconciliation of the Company’s income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Expected tax benefit computed at federal statutory rate	$(14,489)	$(12,242)	$(13,242)
State income taxes, net of federal tax benefit	(3,437)	(2,827)	(3,754)
Permanent differences	111	86	(48)
Equity compensation	(6,448)	1,289	686
Officer's compensation	6,449	2,192	1,261
Research and development credits	(6,251)	(4,300)	(2,930)
Reserve for uncertain tax positions	1,534	1,058	715
Other	385	124	80
Change in valuation allowance	22,146	14,620	17,232
Income tax expense (benefit)	$—	$—	$—

Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$25,676	$18,745
Capitalized research and development	26,615	15,698
Lease liability	5,961	6,868
Research and development credit carryforwards	11,286	6,597
Stock-based compensation	3,712	4,005
Other	152	713
Total deferred tax assets	73,402	52,626
Valuation allowance	(66,740)	(44,981)
Net deferred tax assets	6,662	7,645
Deferred tax liabilities:
ROU asset	(4,993)	(5,831)
Property and equipment	(1,008)	(1,498)
Unrealized gains	(560)	(186)
Other	(101)	(130)
Total gross deferred tax liabilities	(6,662)	(7,645)
Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets at December 31, 2024 and 2023. During the year ended December 31, 2024, the valuation allowance increased by $21.8 million.

At December 31, 2024, the Company had federal and state net operating loss ("NOL") carryforwards of $66.2 million and $167.6 million, respectively. Federal NOL carryforwards totaling $0.5 million begin to expire in 2037, unless previously utilized, and federal NOL carryforwards of $65.7 million generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $167.6 million begin to expire in 2037, unless previously utilized. In addition, the Company also has federal and state research and development ("R&D") credit carryforwards totaling $10.9 million and $5.3 million respectively. The federal R&D credit carryforwards will begin to expire in 2037 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company's NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed such an ownership change analysis pursuant to Section 382 of the Code and therefore has established a full valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. Further, due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the effective tax rate.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$2,389	$1,273	$510
Increases related to prior year tax positions	—	126	—
Increases related to current year tax positions	1,642	990	763
Balance at end of year	$4,031	$2,389	$1,273

The Company had no accrual for interest or penalties on the Company's balance sheets at December 31, 2024 or 2023, and has not recognized interest and/or penalties in the statement of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $4.0 million and $2.4 million, respectively, which if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance. The Company does not expect that there will be a significant change in the unrecognized tax benefit over the next twelve months.

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company's tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. Further, the Company is not currently under examination by any federal, state or local tax authority.

7. 401(k) Plan

Effective April 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of up to 3% of eligible employees’ compensation. Employer contributions for the years ended December 31, 2024, 2023 and 2022 were $0.4 million, $0.4 million and $0.2 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Janux Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Janux Therapeutics Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Janux Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2025

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K), except as follows:

On December 30, 2024, Byron Robinson, Ph.D., our Chief Strategy Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 238,000 shares of our common stock until August 31, 2025.

On December 30, 2024, Zachariah McIver, D.O., Ph.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 76,587 shares of our common stock until April 1, 2026.

On December 30, 2024, Tommy DiRaimondo, Ph.D., our Chief Scientific Officer, modified an existing Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The modified trading arrangement terminates on August 29, 2025 and provides for the sale of up to 91,100 shares of our common stock.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy our tax withholding obligations arising exclusively from the vesting of restricted stock units. The amount of shares to be sold to satisfy our tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vesting date of the applicable shares of restricted stock and the officer’s termination of service.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed "Election of Directors" and "Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2024 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive and financial officer and principal accounting officer. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.januxrx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

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

4.4	Description of Registrant’s Common Stock. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 29, 2024).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2024).
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

10.3+

Janux Therapeutics, Inc. 2021 Equity Incentive Plan, Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder, and Forms of RSU Award Grant Notice and RSU Award Agreement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).

10.4+

Janux Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256297), as amended, filed with the SEC on June 7, 2021).

10.5+	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2024).
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

10.10+

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

10.12+	Employment Agreement, by and between the Registrant and Zachariah McIver, D.O., Ph.D., dated April 24, 2023.
10.13+

Employment Agreement, by and between the Registrant and Tommy DiRaimondo, Ph.D., dated January 1, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2024).

10.14+

Employment Agreement, by and between the Registrant and Byron Robinson, Ph.D., dated January 20, 2022 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).

10.15

Underwriting Agreement, between the Company and BofA Securities, Inc., dated as of July 17, 2023 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023).

10.16

Lease, by and between the Registrant and Pacific Plaza Owner LLC, dated October 1, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022).

10.17

ATM Equity OfferingSM Sales Agreement, dated May 9, 2023, by and between the Registrant and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).

10.18

Underwriting Agreement, dated February 28, 2024, by and among Janux Therapeutics, Inc. and BofA Securities, Inc., Cowen and Company, LLC, Cantor Fitzgerald & Co. and William Blair & Company, L.L.C. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 29, 2024).

10.19+

Employment Agreement, by and between the Registrant and Charles Winter, dated February 12, 2021 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2023).

10.20

Underwriting Agreement, dated December 4, 2024, by and among Janux Therapeutics, Inc. and BofA Securities, Inc., TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, Cantor Fitzgerald & Co. and William Blair & Company, L.L.C. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 5, 2024).

10.21+

Transition and Consulting Agreement, by and between the Registrant and Tighe Reardon, dated August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2024).

19.1	Janux Therapeutics, Inc. Insider Trading Policy
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Janux Therapeutics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: February 27, 2025	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Campbell and Maria Dobek, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Campbell, Ph.D.	President and Chief Executive Officer and Director	February 27, 2025
David Campbell, Ph.D.	(Principal Executive and Financial Officer)

/s/ Maria Dobek	Vice President, Accounting	February 27, 2025
Maria Dobek	(Principal Accounting Officer)

/s/ Ron Barrett, Ph.D.	Chairperson of the Board of Directors	February 27, 2025
Ron Barrett, Ph.D.

/s/ Vickie Capps	Director	February 27, 2025
Vickie Capps

/s/ Eric Dobmeier	Director	February 27, 2025
Eric Dobmeier

/s/ Sheila Gujrathi, M.D.	Director	February 27, 2025
Sheila Gujrathi, M.D.

/s/ Natasha Hernday	Director	February 27, 2025
Natasha Hernday

/s/ Winston Kung	Director	February 27, 2025
Winston Kung

/s/ Alana McNulty	Director	February 27, 2025
Alana McNulty

/s/ Jake Simson, Ph.D.	Director	February 27, 2025
Jake Simson, Ph.D.