Form 10-Q
period 2025-03-31
Janux Therapeutics, Inc.
filed 2025-05-08
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the Registrant had 59,175,157 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$73,743	$430,605
Short-term investments	940,403	594,568
Prepaid expenses and other current assets	9,193	8,493
Total current assets	1,023,339	1,033,666
Restricted cash	816	816
Property and equipment, net	4,947	4,864
Operating lease right-of-use assets	18,878	19,286
Other long-term assets	2,792	2,884
Total assets	$1,050,772	$1,061,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,351	$4,026
Accrued expenses	13,340	11,684
Current portion of operating lease liabilities	1,811	1,749
Total current liabilities	17,502	17,459
Operating lease liabilities, net of current portion	20,801	21,276
Total liabilities	38,303	38,735

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding shares – 59,168,490 and 59,064,606 at March 31, 2025 and December 31, 2024, respectively	59	59
Additional paid-in capital	1,269,919	1,258,316
Accumulated other comprehensive income	3,756	2,163
Accumulated deficit	(261,265)	(237,757)
Total stockholders’ equity	1,012,469	1,022,781
Total liabilities and stockholders’ equity	$1,050,772	$1,061,516

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$—	$1,252
Operating expenses:
Research and development	25,055	14,070
General and administrative	9,842	7,343
Total operating expenses	34,897	21,413
Loss from operations	(34,897)	(20,161)
Other income:
Interest income	11,389	5,401
Total other income	11,389	5,401
Net loss	$(23,508)	$(14,760)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,593	(1,189)
Comprehensive loss	$(21,915)	$(15,949)
Net loss per common share, basic and diluted	$(0.38)	$(0.30)
Weighted-average shares of common stock outstanding, basic and diluted	61,791,721	49,049,741

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of common stock options	103,884	—	901	—	—	901
Stock-based compensation	—	—	10,702	—	—	10,702
Unrealized gain on available-for-sale securities, net	—	—	—	1,593	—	1,593
Net loss	—	—	—	—	(23,508)	(23,508)
Balance at March 31, 2025	59,168,490	$59	$1,269,919	$3,756	$(261,265)	$1,012,469

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $20,896 of issuance costs	5,397,301	5	320,071	—	—	320,076
Exercise of common stock options	186,282	—	1,657	—	—	1,657
Vesting of restricted shares	4,548	—	5	—	—	5
Stock-based compensation	—	—	5,625	—	—	5,625
Unrealized loss on available-for-sale securities, net	—	—	—	(1,189)	—	(1,189)
Net loss	—	—	—	—	(14,760)	(14,760)
Balance at March 31, 2024	51,840,571	$51	$839,759	$(524)	$(183,523)	$655,763

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(23,508)	$(14,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	519	532
Stock-based compensation	10,702	5,625
Accretion of discounts on investments, net	(4,221)	(1,787)
Changes in operating assets and liabilities:
Accounts receivable	—	(519)
Prepaid expenses and other current assets	(700)	(1,171)
Other long-term assets	92	(15)
Accounts payable	(1,637)	(456)
Accrued expenses	1,734	(1,573)
Deferred revenue	—	(733)
Operating lease right-of-use assets and liabilities, net	(5)	20
Net cash used in operating activities	(17,024)	(14,837)
Cash flows from investing activities
Purchases of property and equipment	(371)	(197)
Purchases of short-term investments	(371,291)	(178,539)
Maturities of short-term investments	31,270	65,000
Net cash used in investing activities	(340,392)	(113,736)
Cash flows from financing activities
Proceeds from exercise of common stock options	901	1,657
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	(347)	320,514
Net cash provided by financing activities	554	322,171
Net increase (decrease) in cash, cash equivalents and restricted cash	(356,862)	193,598
Cash, cash equivalents and restricted cash – beginning of year	431,421	20,021
Cash, cash equivalents and restricted cash – end of period	$74,559	$213,619

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$237	$—
Unpaid issuance costs	$—	$438
Unrealized gain (loss) on available-for-sale securities, net	$1,593	$(1,189)

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

Liquidity and Capital Resources

From its inception through March 31, 2025, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $261.3 million as of March 31, 2025. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of March 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. The fair value of assets classified within Level 1 is based on quoted prices in active markets as provided by the Company’s investment managers. The fair value of assets classified within Level 2 is based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company’s investment portfolio balance against the fair values of the Company’s investment portfolio balance obtained from an independent source. The Company has no financial liabilities recorded at fair value on a recurring basis. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2025:
Assets:
Cash equivalents:
Money market funds	$37,868	$37,868	$—	$—
Commercial paper	28,399	—	28,399	—
Total cash equivalents	66,267	37,868	28,399	—
Short-term investments:
U.S. Treasury securities	77,750	77,750	—	—
U.S. agency bonds	332,666	—	332,666	—
Corporate debt securities	299,372	—	299,372	—
Commercial paper	230,615	—	230,615	—
Total short-term investments	940,403	77,750	862,653	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$1,007,486	$116,434	$891,052	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Assets:
Cash equivalents:
Money market funds	$427,959	$427,959	$—	$—
Total cash equivalents	427,959	427,959	—	—
Short-term investments:
U.S. Treasury securities	95,474	95,474	—	—
U.S. agency bonds	300,845	—	300,845	—
Corporate debt securities	161,997	—	161,997	—
Commercial paper	36,252	—	36,252	—
Total short-term investments	594,568	95,474	499,094	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$1,023,343	$524,249	$499,094	$—

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market funds and commercial paper.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$73,743	$430,605
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$74,559	$431,421

Short-Term Investments

Short-term investments consist of U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper, all of which are highly rated by Moody’s, S&P and Fitch. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

The following tables summarize short-term investments (in thousands):

	As of March 31, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$77,330	$420	$—	$77,750
U.S. agency bonds	330,850	1,846	(30)	332,666
Corporate debt securities	297,838	1,535	(1)	299,372
Commercial paper	230,629	25	(39)	230,615
Total	$936,647	$3,826	$(70)	$940,403

	As of December 31, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$94,984	$490	$—	$95,474
U.S. agency bonds	299,831	1,209	(195)	300,845
Corporate debt securities	161,336	696	(35)	161,997
Commercial paper	36,254	20	(22)	36,252
Total	$592,405	$2,415	$(252)	$594,568

The amortized cost and estimated fair value in the tables above exclude $5.6 million and $5.4 million of accrued interest receivable as of March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of March 31, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$64,778	$12,972
U.S. agency bonds	81,274	251,392
Corporate debt securities	32,773	266,599
Commercial paper	230,615	—
Total	$409,440	$530,963

	As of December 31, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$57,858	$37,616
U.S. agency bonds	78,135	222,710
Corporate debt securities	—	161,997
Commercial paper	36,252	—
Total	$172,245	$422,323

As of March 31, 2025, 17 out of 108 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

basis. The Company considers the decline in market value for the securities to be primarily attributable to current economic conditions and interest rate adjustments, rather than credit-related factors and does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of March 31, 2025 or December 31, 2024.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at March 31, 2025 or December 31, 2024.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the three months ended March 31, 2024, all of the Company’s revenue related to a single customer. The Company did not recognize any revenue for the three months ended March 31, 2025.

Leases

The Company determines if a contract contains a lease at the inception of the contract and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the accompanying condensed balance sheets. The Company does not have any financing leases. Short-term leases with an initial term of 12 months or less are not recorded on the condensed balance sheets. The Company does not have material short-term lease costs.

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

Research and Development Expenses

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

All research and development costs are expensed in the period incurred. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Clinical Trial Expenses

The Company makes payments in connection with its clinical trials under contracts with contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the Company’s obligation to make payments under these contracts depends on factors such as the successful enrollment of patients, treatment of patients, or the completion of other clinical trial milestones.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which is engaged in the research and development of a broad pipeline of novel immunotherapies. The accounting policies of the novel immunotherapies segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is reported on the statement of operations and comprehensive loss as net loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s condensed balance sheets to determine funding for its research and development. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and pre-clinical studies as well as forecasted expenses for clinical and pre-clinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States. All revenue recognized to date has been derived from the Company’s existing collaboration agreement with Merck (as defined and described in Note 5).

Net Loss Per Share

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 7,994 shares from the weighted-average number of shares of common stock outstanding for the three months March 31, 2024. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of March 31,
	2025	2024
Common stock options outstanding	9,995,064	9,850,776
Restricted stock units outstanding	603,132	—
Unvested common stock	—	5,771
Employee stock purchase plan shares	78,772	55,251
Total potentially dilutive shares	10,676,968	9,911,798

Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires public business entities to disclose disaggregated information about certain income statement expense line items. The standard is effective for the Company for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, however the Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Interest receivable	$5,585	$5,381
Prepaid research and development	2,876	2,354
Other prepaid expenses	732	758
Prepaid expenses and other current assets	$9,193	$8,493

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$8,731	$8,360
Furniture and fixtures	792	792
Computer equipment and software	658	658
Assets not placed in service	237	6
Total property and equipment	10,418	9,816
Less: accumulated depreciation	(5,471)	(4,952)
Property and equipment, net	$4,947	$4,864

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development	$10,564	$6,200
Accrued compensation	1,851	4,566
Other accrued expenses	925	918
Accrued expenses	$13,340	$11,684

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

Future minimum noncancelable operating lease payments as of March 31, 2025 are as follows (in thousands):

2025 (remaining)	$2,640
2026	3,611
2027	3,719
2028	3,830
2029	3,945
Thereafter	12,927
Total minimum lease payments	30,672
Less: Imputed interest	(8,060)
Total operating lease liabilities	22,612
Less: Current portion of operating lease liabilities	(1,811)
Operating lease liabilities, net of current portion	$20,801

The Torrey Plaza lease has a remaining lease term of 7.8 years and a discount rate of 8% as of March 31, 2025. Operating lease expense included in the measurement of lease liabilities for each of the three months ended March 31, 2025 and 2024 was $0.9 million. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024 was $0.9 million and $0.8 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2025, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common under the Sale Agreement. There was no activity from the Sale Agreement during the three months ended March 31, 2025. As of March 31, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2025, there were 13,759,230 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock Options

A summary of the Company’s stock option activity under its Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	8,873,071	$12.81	7.2	$361,595
Granted	1,329,425	$52.74
Exercised	(103,884)	$8.68
Forfeited or cancelled	(103,548)	$42.87
Outstanding at March 31, 2025	9,995,064	$17.85	7.3	$131,168
Vested and expected to vest at March 31, 2025	9,995,064	$17.85	7.3	$131,168
Exercisable at March 31, 2025	6,233,188	$11.61	6.4	$98,765

The weighted-average grant date fair value per share of option grants for the three months ended March 31, 2025 and 2024 was $43.55 and $8.11, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2025 and 2024 was $3.0 million and $5.6 million, respectively. As of March 31, 2025, total unrecognized stock-based compensation cost associated with option grants was $79.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.0% – 4.4%	3.8% – 4.2%
Expected volatility	103% – 104%	83% – 86%
Expected term (in years)	6.1 – 10.0	6.1
Expected dividend yield	—	—

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Restricted Stock Units

A summary of the Company’s restricted stock unit (“RSU”) activity under the 2021 Plan is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	341,847	$59.09
Granted	301,080	$51.95
Vested	—	$—
Forfeited or cancelled	(39,795)	$48.72
Outstanding at March 31, 2025	603,132	$56.21

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of March 31, 2025, total unrecognized stock-based compensation cost associated with RSUs was $30.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.6 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three months ended March 31, 2025 and 2024. As of March 31, 2025, total unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.2 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$5,199	$2,184
General and administrative	5,503	3,441
Total	$10,702	$5,625

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31, 2025	December 31, 2024
Common stock options outstanding	9,995,064	8,873,071
RSUs outstanding	603,132	341,847
Shares available for issuance under the Plans	6,597,728	5,131,660
Shares available for issuance under the ESPP	2,096,962	1,506,316
Pre-funded common stock warrants outstanding	2,676,804	2,676,804
Total	21,969,690	18,529,698

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

The Company recognized $0 and $1.3 million of revenue under the Merck Agreement for the three months ended March 31, 2025 and 2024, respectively. The Company's performance obligations related to the Collaboration Targets were completed as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on February 27, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are an innovative clinical-stage biopharmaceutical company developing tumor-activated immunotherapies for cancer. Our proprietary technology has enabled the development of two distinct bispecific platforms: Tumor Activated T Cell Engagers (TRACTr) and Tumor Activated Immunomodulators (TRACIr). The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In December 2024, we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and treatment-related adverse events (TRAEs) primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action. In May 2025, we provided updated results from the patients reported in December 2024 which displayed a consistent durability and safety profile that supported the initiation of Phase 1b expansion studies. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal carcinoma, squamous cell carcinoma of the head and neck, non-small cell lung cancer, renal cell carcinoma, small cell lung cancer, pancreatic ductal adenocarcinoma and triple-negative breast cancer. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. We are also generating a number of unnamed TRACTr and TRACIr programs for potential future development, some of which are at development candidate stage or later. We are currently assessing priorities in our preclinical pipeline.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $23.5 million and $14.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $261.3 million.

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

Risks and Uncertainties

Global economic and business activities continue to face widespread geopolitical and macroeconomic uncertainties, including those associated with public health crises, bank failures, inflation and monetary supply shifts, recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, recession risks and potential disruptions from the Russia-Ukraine conflict, the war in the Middle East and related sanctions. For example, in 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of certain financial institutions. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from the risks and uncertainties as described above and have not experienced any material disruption to our operations to date.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $0 and $1.3 million of revenue under the Merck Agreement for the three months ended March 31, 2025 and 2024, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$—	$1,252	$(1,252)
Operating expenses:
Research and development	25,055	14,070	10,985
General and administrative	9,842	7,343	2,499
Total operating expenses	34,897	21,413	13,484
Loss from operations	(34,897)	(20,161)	(14,736)
Other income	11,389	5,401	5,988
Net loss	$(23,508)	$(14,760)	$(8,748)

Collaboration Revenue

Collaboration revenues were $0 and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $1.3 million was primarily due to the completion of our research activities under the Merck Agreement in August 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct costs:
JANX007	$4,443	$2,820	$1,623
JANX008	1,476	1,256	220
Preclinical stage programs and other direct unallocated costs	7,046	2,430	4,616
Total direct costs	12,965	6,506	6,459
Indirect costs	12,090	7,564	4,526
Total research and development expenses	$25,055	$14,070	$10,985

Investigational new drug (IND) applications for JANX007 and JANX008 were cleared by the U.S. Food and Drug Administration (FDA) in May 2022 and January 2023, respectively. As a result, we have separated direct costs for the development of JANX007 and JANX008 from preclinical stage programs and other direct unallocated costs for the three months ended March 31, 2025 and 2024. We will further separate direct costs related to our other programs as future IND applications are cleared by the FDA.

Research and development expenses were $25.1 million and $14.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $11.0 million was primarily due to increases in direct costs related to the development of JANX007 of $1.6 million, direct costs related to the development of JANX008 of $0.2 million, preclinical stage programs and other direct unallocated costs of $4.6 million and indirect costs of $4.6 million.

General and Administrative Expense

General and administrative expenses were $9.8 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $2.5 million was primarily due to increases in stock-based compensation of $2.1 million and other general and administrative expenses of $0.4 million.

Other Income

Other income was $11.4 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $6.0 million was due to an increase in cash and cash equivalents and short term investments resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of March 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $1.01 billion. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common under the Sale Agreement. As of March 31, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(17,024)	$(14,837)
Investing activities	(340,392)	(113,736)
Financing activities	554	322,171
Net increase (decrease) in cash, cash equivalents and restricted cash	$(356,862)	$193,598

Operating Activities

Net cash used in operating activities of $17.0 million for the three months ended March 31, 2025 was primarily due to our net loss of $23.5 million and a change in operating assets and liabilities and other non-cash charges of $4.2 million, adjusted for $10.7 million of stock-based compensation expense. Net cash used in operating activities of $14.8 million for the three months ended March 31, 2024 was primarily due to our net loss of $14.8 million and a change in operating assets and liabilities and other non-cash charges of $5.6 million, adjusted for $5.6 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $340.4 million for the three months ended March 31, 2025 was primarily due to $340.0 million of net purchases of short-term investments and by our purchase of property and equipment of $0.4 million. Net cash used in investing activities of $113.7 million for the three months ended March 31, 2024 was primarily due to $113.5 million of net purchases of short-term investments and by our purchase of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2025 was primarily due to proceeds from stock option exercises of $0.9 million, adjusted for issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million. Net cash provided by financing activities of $322.2 million for the three months ended March 31, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $320.5 million, and exercises of common stock options of $1.7 million.

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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including recent and changing tariff policy announcements, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, recession risks, the military conflict in Ukraine and Russia, the war in the Middle East, epidemics and bank failures; and
•
the costs of operating as a public company.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that, if a 10.0% change in interest rates were to have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on March 31, 2025, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect material changes from the similarly titled risk factors included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025.

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
•
We rely on third parties to conduct, supervise, and monitor our ongoing and planned clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2025 and 2024, our net losses were $23.5 million and $14.8 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2025, we had $1.0 billion in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2025, we had 91 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, particularly in light of the recent change in administrations, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include (i) directives to reduce agency workforce, (ii) program cuts, (iii) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending, and (iv) eliminating the Biden administration’s executive order that directed (a) HHS to establish an AI task force and develop a strategic plan, (b) HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and (c) certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other comparable government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Additionally, the U.S. Department of Justice issued a rule titled The Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, and Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of this rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal supplier of critical biological materials, WuXi Biologics, is located in China. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with biological materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2025, we had 59,168,490 outstanding shares of common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of March 31, 2025, we have used $38.7 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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
4.3

Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated April 15, 2021, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 7, 2021).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 18, 2023).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 29, 2024).
10.1+	Amended and Restated Non-Employee Director Compensation Policy.
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

JANUX THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)