Form 10-Q
period 2025-06-30
Janux Therapeutics, Inc.
filed 2025-08-07
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the Registrant had 60,093,932 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$52,446	$430,605
Short-term investments	943,565	594,568
Prepaid expenses and other current assets	9,542	8,493
Total current assets	1,005,553	1,033,666
Restricted cash	816	816
Property and equipment, net	4,688	4,864
Operating lease right-of-use assets	18,462	19,286
Other long-term assets	2,693	2,884
Total assets	$1,032,212	$1,061,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,477	$4,026
Accrued expenses	16,029	11,684
Current portion of operating lease liabilities	1,873	1,749
Total current liabilities	21,379	17,459
Operating lease liabilities, net of current portion	20,317	21,276
Total liabilities	41,696	38,735

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding shares – 59,297,814 and 59,064,606 at June 30, 2025 and December 31, 2024, respectively	59	59
Additional paid-in capital	1,281,833	1,258,316
Accumulated other comprehensive income	3,747	2,163
Accumulated deficit	(295,123)	(237,757)
Total stockholders’ equity	990,516	1,022,781
Total liabilities and stockholders’ equity	$1,032,212	$1,061,516

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$8,897	$—	$10,149
Operating expenses:
Research and development	34,664	14,898	59,719	28,968
General and administrative	10,454	7,821	20,296	15,164
Total operating expenses	45,118	22,719	80,015	44,132
Loss from operations	(45,118)	(13,822)	(80,015)	(33,983)
Other income:
Interest income	11,260	7,863	22,649	13,264
Total other income	11,260	7,863	22,649	13,264
Net loss	$(33,858)	$(5,959)	$(57,366)	$(20,719)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(9)	(1,092)	1,584	(2,281)
Comprehensive loss	$(33,867)	$(7,051)	$(55,782)	$(23,000)
Net loss per common share, basic and diluted	$(0.55)	$(0.11)	$(0.93)	$(0.40)
Weighted-average shares of common stock outstanding, basic and diluted	61,902,411	54,451,666	61,847,372	51,750,690

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of common stock options	140,533	—	1,076	—	—	1,076
Shares issued under employee stock purchase plan	90,175	—	779	—	—	779
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	21,662	—	—	21,662
Unrealized gain on available-for-sale securities, net	—	—	—	1,584	—	1,584
Net loss	—	—	—	—	(57,366)	(57,366)
Balance at June 30, 2025	59,297,814	$59	$1,281,833	$3,747	$(295,123)	$990,516

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $20,913 of issuance costs	5,397,301	5	320,054	—	—	320,059
Exercise of common stock options	441,368	1	4,403	—	—	4,404
Shares issued under employee stock purchase plan	63,070	—	473	—	—	473
Vesting of restricted shares	8,036	—	10	—	—	10
Stock-based compensation	—	—	11,382	—	—	11,382
Unrealized loss on available-for-sale securities, net	—	—	—	(2,281)	—	(2,281)
Net loss	—	—	—	—	(20,719)	(20,719)
Balance at June 30, 2024	52,162,215	$52	$848,723	$(1,616)	$(189,482)	$657,677

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2025	59,168,490	$59	$1,269,919	$3,756	$(261,265)	$1,012,469
Exercise of common stock options	36,649	—	175	—	—	175
Shares issued under employee stock purchase plan	90,175	—	779	—	—	779
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	10,960	—	—	10,960
Unrealized loss on available-for-sale securities, net	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(33,858)	(33,858)
Balance at June 30, 2025	59,297,814	$59	$1,281,833	$3,747	$(295,123)	$990,516

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	51,840,571	$51	$839,759	$(524)	$(183,523)	$655,763
Issuance costs	—	—	(17)	—	—	(17)
Exercise of common stock options	255,086	1	2,746	—	—	2,747
Shares issued under employee stock purchase plan	63,070	—	473	—	—	473
Vesting of restricted shares	3,488	—	5	—	—	5
Stock-based compensation	—	—	5,757	—	—	5,757
Unrealized loss on available-for-sale securities, net	—	—	—	(1,092)	—	(1,092)
Net loss	—	—	—	—	(5,959)	(5,959)
Balance at June 30, 2024	52,162,215	$52	$848,723	$(1,616)	$(189,482)	$657,677

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(57,366)	$(20,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,060	1,038
Stock-based compensation	21,662	11,382
Accretion of discounts on investments, net	(9,427)	(4,760)
Changes in operating assets and liabilities:
Accounts receivable	—	(7,500)
Prepaid expenses and other current assets	(1,049)	(2,933)
Other long-term assets	191	(131)
Accounts payable	(524)	(1,150)
Accrued expenses	4,627	1,487
Deferred revenue	—	(1,611)
Operating lease right-of-use assets and liabilities, net	(11)	39
Net cash used in operating activities	(40,837)	(24,858)
Cash flows from investing activities
Purchases of property and equipment	(844)	(292)
Purchases of short-term investments	(463,976)	(414,079)
Maturities of short-term investments	125,990	109,750
Net cash used in investing activities	(338,830)	(304,621)
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	1,855	4,877
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	(347)	320,059
Net cash provided by financing activities	1,508	324,936
Net decrease in cash, cash equivalents and restricted cash	(378,159)	(4,543)
Cash, cash equivalents and restricted cash – beginning of year	431,421	20,021
Cash, cash equivalents and restricted cash – end of period	$53,262	$15,478

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$47	$—
Unrealized gain (loss) on available-for-sale securities, net	$1,584	$(2,281)

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

Liquidity and Capital Resources

From its inception through June 30, 2025, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr and TRACIr therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $295.1 million as of June 30, 2025. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2025:
Assets:
Cash equivalents:
Money market funds	$40,900	$40,900	$—	$—
Total cash equivalents	40,900	40,900	—	—
Short-term investments:
U.S. Treasury securities	72,156	72,156	—	—
U.S. agency bonds	332,077	—	332,077	—
Corporate debt securities	305,317	—	305,317	—
Commercial paper	234,015	—	234,015	—
Total short-term investments	943,565	72,156	871,409	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$985,281	$113,872	$871,409	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Assets:
Cash equivalents:
Money market funds	$427,959	$427,959	$—	$—
Total cash equivalents	427,959	427,959	—	—
Short-term investments:
U.S. Treasury securities	95,474	95,474	—	—
U.S. agency bonds	300,845	—	300,845	—
Corporate debt securities	161,997	—	161,997	—
Commercial paper	36,252	—	36,252	—
Total short-term investments	594,568	95,474	499,094	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$1,023,343	$524,249	$499,094	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$52,446	$430,605
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$53,262	$431,421

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

The following tables summarize short-term investments (in thousands):

	As of June 30, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$71,845	$315	$(4)	$72,156
U.S. agency bonds	330,323	1,801	(47)	332,077
Corporate debt securities	303,590	1,730	(3)	305,317
Commercial paper	234,060	9	(54)	234,015
Total	$939,818	$3,855	$(108)	$943,565

	As of December 31, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$94,984	$490	$—	$95,474
U.S. agency bonds	299,831	1,209	(195)	300,845
Corporate debt securities	161,336	696	(35)	161,997
Commercial paper	36,254	20	(22)	36,252
Total	$592,405	$2,415	$(252)	$594,568

The amortized cost and estimated fair value in the tables above exclude $5.7 million and $5.4 million of accrued interest receivable as of June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of June 30, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$59,846	$12,310
U.S. agency bonds	90,070	242,007
Corporate debt securities	83,648	221,669
Commercial paper	234,015	—
Total	$467,579	$475,986

	As of December 31, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$57,858	$37,616
U.S. agency bonds	78,135	222,710
Corporate debt securities	—	161,997
Commercial paper	36,252	—
Total	$172,245	$422,323

As of June 30, 2025, 24 out of 117 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

basis. From time to time, the market value of the Company’s debt securities experience declines. This is primarily attributable to economic conditions and interest rate adjustments, rather than credit-related factors. The Company does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of June 30, 2025 or December 31, 2024.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at June 30, 2025 or December 31, 2024.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the three and six months ended June 30, 2024, all of the Company’s revenue related to a single customer. The Company did not recognize any revenue for the three and six months ended June 30, 2025.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards, consisting of stock options, restricted stock units (“RSUs”) and employee stock purchase plan rights, recognized on a straight-line basis over the requisite service period for stock options and RSUs, and over the respective offering period for employee stock purchase plan rights. The Company estimates the fair value of stock options and employee stock purchase plan rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the closing price of the Company’s common stock as reported on The Nasdaq Global Market on the date of grant. The Company recognizes forfeitures for all awards as they occur.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings and vested RSUs for which deferred settlement was elected (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 3,970 and 5,995 from the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2024, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of June 30,
	2025	2024
Common stock options outstanding	10,210,004	9,655,464
Unvested RSUs	686,690	17,500
Unvested common stock	—	2,283
Employee stock purchase plan shares	10,203	11,021
Total potentially dilutive shares	10,906,897	9,686,268

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires public business entities to disclose disaggregated information about certain income statement expense line items. The standard is effective for the Company for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, however the Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Interest receivable	$5,691	$5,381
Prepaid research and development	2,241	2,354
Other prepaid expenses	1,610	758
Prepaid expenses and other current assets	$9,542	$8,493

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$9,226	$8,360
Furniture and fixtures	792	792
Computer equipment and software	658	658
Assets not placed in service	24	6
Total property and equipment	10,700	9,816
Less: accumulated depreciation	(6,012)	(4,952)
Property and equipment, net	$4,688	$4,864

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development	$13,097	$6,200
Accrued compensation	2,345	4,566
Other accrued expenses	587	918
Accrued expenses	$16,029	$11,684

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

Future minimum noncancelable operating lease payments as of June 30, 2025 are as follows (in thousands):

2025 (remaining)	$1,774
2026	3,611
2027	3,719
2028	3,830
2029	3,945
Thereafter	12,927
Total minimum lease payments	29,806
Less: Imputed interest	(7,616)
Total operating lease liabilities	22,190
Less: Current portion of operating lease liabilities	(1,873)
Operating lease liabilities, net of current portion	$20,317

The Torrey Plaza lease has a remaining lease term of 7.6 years and a discount rate of 8% as of June 30, 2025. Operating lease expense included in the measurement of lease liabilities for each of the three months ended June 30, 2025 and 2024 was $0.9 million. Operating lease expense included in the measurement of lease liabilities for each of the six months ended June 30, 2025 and 2024 was $1.7 million. Cash paid for amounts included in the measurement of lease liabilities for the three months ended June 30, 2025 and 2024 was $0.9 million and $0.8 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for each of the six months ended June 30, 2025 and 2024 was $1.7 million.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2025, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common under the Sale Agreement. There was no activity from the Sale Agreement during the three and six months ended June 30, 2025. As of June 30, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and, together with the 2017 Plan, the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2025, there were 13,754,930 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock Options

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	8,873,071	$12.81	7.2	$361,595
Granted	1,633,261	$47.69
Exercised	(140,533)	$7.66
Forfeited or cancelled	(155,795)	$41.60
Outstanding at June 30, 2025	10,210,004	$18.02	7.1	$98,677
Vested and expected to vest at June 30, 2025	10,210,004	$18.02	7.1	$98,677
Exercisable at June 30, 2025	6,535,340	$11.96	6.2	$77,974

The weighted-average grant date fair value per share of option grants for the six months ended June 30, 2025 and 2024 was $39.26 and $9.14, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2025 and 2024 was $3.7 million and $15.8 million, respectively. As of June 30, 2025, total unrecognized stock-based compensation cost associated with option grants was $75.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.9% – 4.4%	3.8% – 4.6%
Expected volatility	101% – 104%	83% – 91%
Expected term (in years)	5.3 – 10.0	5.3 – 6.1
Expected dividend yield	—	—

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Restricted Stock Units

A summary of the Company’s RSU activity under the 2021 Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	341,847	$59.09
Granted	412,730	$44.66
Vested and settled	(2,500)	$39.80
Forfeited or cancelled	(50,425)	$49.67
Outstanding at June 30, 2025(1)	701,652	$51.35

(1)
This amount includes 14,962 RSUs granted to the Company’s non-employee directors who have elected deferred settlement of the RSUs to a specified date following the first to occur of (i) the date that is 30 days following the date of the director's separation from service for any reason, or (ii) a change in control event.

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of June 30, 2025, total unrecognized stock-based compensation cost associated with RSUs was $30.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.4 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, total unrecognized stock-based compensation expense related to the ESPP was $0.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$5,489	$2,324	$10,688	$4,508
General and administrative	5,471	3,433	10,974	6,874
Total	$10,960	$5,757	$21,662	$11,382

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30, 2025	December 31, 2024
Common stock options outstanding	10,210,004	8,873,071
RSUs outstanding	701,652	341,847
Shares available for issuance under the Plans	6,245,119	5,131,660
Shares available for issuance under the ESPP	2,006,787	1,506,316
Pre-funded common stock warrants outstanding	2,676,804	2,676,804
Total	21,840,366	18,529,698

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

Under the Merck Agreement, the Company recognized no revenue for each of the three and six months ended June 30, 2025 and $8.9 million and $10.1 million of revenue for the three and six months ended June 30, 2024, respectively. The Company's performance obligations related to the Collaboration Targets were completed as of June 30, 2025.

6. Subsequent Events

In August 2025, pursuant to the Merck Agreement as described in Note 5, a developmental milestone related to the First Collaboration Target was achieved. In consideration of the developmental milestone, Merck is obligated to pay the Company a milestone payment of $10.0 million.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technologies to our Tumor Activated T Cell Engager (TRACTr), Tumor Activated Immunomodulator (TRACIr), and Adaptive Immune Response Modulator (ARM) platforms. The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of both platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, but overcome liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen or PSMA-TRACTr and is being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In December 2024, we announced updated interim clinical data for JANX007 which displayed meaningful and prolonged PSA drops, encouraging anti-tumor activity, a favorable safety profile including CRS and treatment-related adverse events (TRAEs) primarily limited to Cycle 1 and lower grades, and PK consistent with the TRACTr mechanism-of-action. In May 2025, we provided updated results from the patients reported in December 2024 which displayed a consistent durability and safety profile that supported the initiation of Phase 1b expansion studies. Our second clinical candidate, JANX008, is an epidermal growth factor receptor or EGFR-TRACTr and is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers including colorectal carcinoma, squamous cell carcinoma of the head and neck, non-small cell lung cancer, renal cell carcinoma, small cell lung cancer, pancreatic ductal adenocarcinoma and triple-negative breast cancer. The first patient for this trial was dosed in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. The Adaptive Immune Response Modulator (ARM) platform builds upon our expertise to redesign bispecific TCEs to overcome the limitations of conventional TCEs in autoimmune diseases and oncology. This platform aims to create differentiated product candidates that have a large safety window, off-the-shelf format positioning for higher dosing, rapid development and potential for improved performance. The lead program, a CD19-ARM, has displayed rapid, deep and durable B-cell depletion in periphery and tissues with a prolonged memory B cell reset while maintaining a large safety window in non-human primates, supporting a potentially differentiated profile. We are also generating a number of additional TRACTr, TRACIr and ARM programs for potential future development.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $57.4 million and $20.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $295.1 million.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $0 and $10.1 million of revenue under the Merck Agreement for the six months ended June 30, 2025 and 2024, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$—	$8,897	$(8,897)
Operating expenses:
Research and development	34,664	14,898	19,766
General and administrative	10,454	7,821	2,633
Total operating expenses	45,118	22,719	22,399
Loss from operations	(45,118)	(13,822)	(31,296)
Other income	11,260	7,863	3,397
Net loss	$(33,858)	$(5,959)	$(27,899)

Collaboration Revenue

Collaboration revenues were $0 and $8.9 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $8.9 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in June 2024 and the completion of our research activities under the Merck Agreement in August 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Direct costs:
JANX007	$6,757	$2,562	$4,195
JANX008	1,813	1,533	280
Preclinical stage programs and other direct unallocated costs	13,376	3,066	10,310
Total direct costs	21,946	7,161	14,785
Indirect costs	12,718	7,737	4,981
Total research and development expenses	$34,664	$14,898	$19,766

Research and development expenses were $34.7 million and $14.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $19.8 million was primarily due to increases in preclinical stage programs and other direct unallocated costs of $10.3 million, indirect costs of $5.0 million, direct costs related to the development of JANX007 of $4.2 million and direct costs related to the development of JANX008 of $0.3 million.

General and Administrative Expense

General and administrative expenses were $10.5 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.7 million was primarily due to increases in stock-based compensation of $2.0 million, other general and administrative expenses of $0.4 million and consulting and professional fees of $0.3 million.

Other Income

Other income was $11.3 million and $7.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $3.4 million was due to an increase in cash and cash equivalents and short-term investments resulting in increased interest income.

Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$—	$10,149	$(10,149)
Operating expenses:
Research and development	59,719	28,968	30,751
General and administrative	20,296	15,164	5,132
Total operating expenses	80,015	44,132	35,883
Loss from operations	(80,015)	(33,983)	(46,032)
Other income	22,649	13,264	9,385
Net loss	$(57,366)	$(20,719)	$(36,647)

Collaboration Revenue

Collaboration revenues were $0 and $10.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $10.1 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in June 2024 and the completion of our research activities under the Merck Agreement in August 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Direct costs:
JANX007	$11,200	$5,382	$5,818
JANX008	3,289	2,789	500
Preclinical stage programs and other direct unallocated costs	20,422	5,496	14,926
Total direct costs	34,911	13,667	21,244
Indirect costs	24,808	15,301	9,507
Total research and development expenses	$59,719	$28,968	$30,751

Research and development expenses were $59.7 million and $29.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $30.7 million was primarily due to increases in preclinical stage programs and other direct unallocated costs of $14.9 million, indirect costs of $9.5 million, direct costs related to the development of JANX007 of $5.8 million and direct costs related to the development of JANX008 of $0.5 million.

General and Administrative Expense

General and administrative expenses were $20.3 million and $15.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $5.1 million was primarily due to increases in stock-based compensation of $4.1 million, other general and administrative expenses of $0.7 million and consulting and professional fees of $0.3 million.

Other Income

Other income was $22.6 million and $13.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $9.3 million was due to an increase in cash and cash equivalents and short-term investments resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of June 30, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $996.8 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common under the Sale Agreement. As of June 30, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(40,837)	$(24,858)
Investing activities	(338,830)	(304,621)
Financing activities	1,508	324,936
Net decrease in cash, cash equivalents and restricted cash	$(378,159)	$(4,543)

Operating Activities

Net cash used in operating activities of $40.8 million for the six months ended June 30, 2025 was primarily due to our net loss of $57.4 million and a change in operating assets and liabilities and other non-cash charges of $5.1 million, adjusted for $21.7 million of stock-based compensation expense. Net cash used in operating activities of $24.9 million for the six months ended June 30, 2024 was primarily due to our net loss of $20.7 million and a change in operating assets and liabilities and other non-cash charges of $15.5 million, adjusted for $11.3 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $338.8 million for the six months ended June 30, 2025 was primarily due to $338.0 million of net purchases of short-term investments and by our purchase of property and equipment of $0.8 million. Net cash used in investing activities of $304.6 million for the six months ended June 30, 2024 was primarily due to $304.3 million of net purchases of short-term investments and by our purchase of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities of $1.5 million for the six months ended June 30, 2025 was primarily due to proceeds from stock option exercises and shares purchased under our employee stock purchase plan of $1.8 million, adjusted for issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million. Net cash provided by financing activities of $324.9 million for the six months ended June 30, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $320.1 million, and proceeds from stock option exercises and shares purchased under our employee stock purchase plan of $4.8 million.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that, if a 10.0% change in interest rates were to have occurred on June 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on June 30, 2025, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2025 and 2024, our net losses were $57.4 million and $20.7 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2025, we had $996.0 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.*

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, changes in statutes, regulations and policies that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and other business disruptions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown occurs and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2025, we had 103 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, known as the One Big Beautiful Bill Act (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, particularly in light of the recent change in administrations, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (i) reducing agency workforce, (ii) directing program cuts, (iii) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending, and (iv) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan, (v) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products, (vi) imposing tariffs of imported pharmaceutical products, and (vii) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other comparable government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2025, we had 59,297,814 outstanding shares of common stock.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. The OBBBA, the IRA, the Coronavirus Aid, Relief, and Economic Security Act and legislation commonly referred to as the Tax Cuts and Jobs Act made many significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and experimental (R&E) expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of June 30, 2025, we have used $64.4 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 18, 2023).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 29, 2024).
10.1+	Employment Agreement, by and between the Registrant and Janeen Doyle, dated May 14, 2025.
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

JANUX THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)