Form 10-Q
period 2025-09-30
Janux Therapeutics, Inc.
filed 2025-11-06
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the Registrant had 60,147,807 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$48,389	$430,605
Short-term investments	940,604	594,568
Prepaid expenses and other current assets	9,093	8,493
Total current assets	998,086	1,033,666
Restricted cash	816	816
Property and equipment, net	4,314	4,864
Operating lease right-of-use assets	18,923	19,286
Other long-term assets	2,627	2,884
Total assets	$1,024,766	$1,061,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,395	$4,026
Accrued expenses	22,156	11,684
Current portion of operating lease liabilities	2,280	1,749
Total current liabilities	27,831	17,459
Operating lease liabilities, net of current portion	20,380	21,276
Total liabilities	48,211	38,735

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding shares – 60,123,602 and 59,064,606 at September 30, 2025 and December 31, 2024, respectively	60	59
Additional paid-in capital	1,291,369	1,258,316
Accumulated other comprehensive income	4,562	2,163
Accumulated deficit	(319,436)	(237,757)
Total stockholders’ equity	976,555	1,022,781
Total liabilities and stockholders’ equity	$1,024,766	$1,061,516

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$10,000	$439	$10,000	$10,588
Operating expenses:
Research and development	34,629	18,614	94,348	47,582
General and administrative	10,622	17,667	30,918	32,831
Total operating expenses	45,251	36,281	125,266	80,413
Loss from operations	(35,251)	(35,842)	(115,266)	(69,825)
Other income:
Interest income	10,938	7,783	33,587	21,047
Total other income	10,938	7,783	33,587	21,047
Net loss	$(24,313)	$(28,059)	$(81,679)	$(48,778)
Other comprehensive gain:
Unrealized gain on available-for-sale securities, net	815	9,447	2,399	7,166
Comprehensive loss	$(23,498)	$(18,612)	$(79,280)	$(41,612)
Net loss per common share, basic and diluted	$(0.39)	$(0.51)	$(1.32)	$(0.93)
Weighted-average shares of common stock outstanding, basic and diluted	62,023,685	54,628,670	61,906,789	52,717,020

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of common stock options	182,848	—	1,569	—	—	1,569
Exercise of pre-funded common stock warrants	775,698	1	(1)	—	—	—
Shares issued under employee stock purchase plan	90,175	—	779	—	—	779
Issuance of common stock upon settlement of restricted stock units	10,275	—	—	—	—	—
Stock-based compensation	—	—	30,706	—	—	30,706
Unrealized gain on available-for-sale securities, net	—	—	—	2,399	—	2,399
Net loss	—	—	—	—	(81,679)	(81,679)
Balance at September 30, 2025	60,123,602	$60	$1,291,369	$4,562	$(319,436)	$976,555

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $20,913 of issuance costs	5,397,301	5	320,054	—	—	320,059
Exercise of common stock options	613,132	1	6,052	—	—	6,053
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Shares issued under employee stock purchase plan	63,070	—	473	—	—	473
Vesting of restricted shares	8,796	—	13	—	—	13
Stock-based compensation	—	—	26,769	—	—	26,769
Unrealized gain on available-for-sale securities, net	—	—	—	7,166	—	7,166
Net loss	—	—	—	—	(48,778)	(48,778)
Balance at September 30, 2024	52,337,239	$52	$865,762	$7,831	$(217,541)	$656,104

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2025	59,297,814	$59	$1,281,833	$3,747	$(295,123)	$990,516
Exercise of common stock options	42,315	—	493	—	—	493
Exercise of pre-funded common stock warrants	775,698	1	(1)	—	—	—
Issuance of common stock upon settlement of restricted stock units	7,775	—	—	—	—	—
Stock-based compensation	—	—	9,044	—	—	9,044
Unrealized gain on available-for-sale securities, net	—	—	—	815	—	815
Net loss	—	—	—	—	(24,313)	(24,313)
Balance at September 30, 2025	60,123,602	$60	$1,291,369	$4,562	$(319,436)	$976,555

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2024	52,162,215	$52	$848,723	$(1,616)	$(189,482)	$657,677
Exercise of common stock options	171,764	—	1,649	—	—	1,649
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Vesting of restricted shares	760	—	3	—	—	3
Stock-based compensation	—	—	15,387	—	—	15,387
Unrealized gain on available-for-sale securities, net	—	—	—	9,447	—	9,447
Net loss	—	—	—	—	(28,059)	(28,059)
Balance at September 30, 2024	52,337,239	$52	$865,762	$7,831	$(217,541)	$656,104

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(81,679)	$(48,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,561	1,548
Stock-based compensation	30,706	26,769
Accretion of discounts on investments, net	(14,050)	(7,658)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(600)	(3,077)
Other long-term assets	257	(314)
Accounts payable	(692)	25
Accrued expenses	10,806	6,060
Deferred revenue	—	(1,705)
Operating lease right-of-use assets and liabilities, net	(2)	41
Net cash used in operating activities	(53,693)	(27,089)
Cash flows from investing activities
Purchases of property and equipment	(937)	(317)
Purchases of short-term investments	(581,945)	(446,545)
Maturities of short-term investments	252,358	154,915
Net cash used in investing activities	(330,524)	(291,947)
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	2,348	6,526
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	(347)	320,059
Net cash provided by financing activities	2,001	326,585
Net increase (decrease) in cash, cash equivalents and restricted cash	(382,216)	7,549
Cash, cash equivalents and restricted cash – beginning of year	431,421	20,021
Cash, cash equivalents and restricted cash – end of period	$49,205	$27,570

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$101	$42
Unrealized gain on available-for-sale securities, net	$2,399	$7,166
Operating lease liabilities arising from right-of-use assets	$943	$—

See accompanying notes.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Janux Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware in June 2017 and is based in San Diego, California. The Company is a clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying its proprietary technology to its Tumor Activated T Cell Engager (“TRACTr”), Tumor Activated Immunomodulator (“TRACIr”) and Adaptive Immune Response Modulator (“ARM”) platforms to better treat patients suffering from cancer and autoimmune disease.

Liquidity and Capital Resources

From its inception through September 30, 2025, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr, TRACIr and ARM therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $319.4 million as of September 30, 2025. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2025:
Assets:
Cash equivalents:
Money market funds	$33,333	$33,333	$—	$—
Total cash equivalents	33,333	33,333	—	—
Short-term investments:
U.S. Treasury securities	97,162	97,162	—	—
U.S. agency bonds	374,081	—	374,081	—
Corporate debt securities	311,537	—	311,537	—
Commercial paper	157,824	—	157,824	—
Total short-term investments	940,604	97,162	843,442	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$974,753	$131,311	$843,442	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Assets:
Cash equivalents:
Money market funds	$427,959	$427,959	$—	$—
Total cash equivalents	427,959	427,959	—	—
Short-term investments:
U.S. Treasury securities	95,474	95,474	—	—
U.S. agency bonds	300,845	—	300,845	—
Corporate debt securities	161,997	—	161,997	—
Commercial paper	36,252	—	36,252	—
Total short-term investments	594,568	95,474	499,094	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$1,023,343	$524,249	$499,094	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$48,389	$430,605
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$49,205	$431,421

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

The following tables summarize short-term investments (in thousands):

	As of September 30, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$96,931	$260	$(29)	$97,162
U.S. agency bonds	371,912	2,197	(28)	374,081
Corporate debt securities	309,432	2,109	(4)	311,537
Commercial paper	157,767	70	(13)	157,824
Total	$936,042	$4,636	$(74)	$940,604

	As of December 31, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$94,984	$490	$—	$95,474
U.S. agency bonds	299,831	1,209	(195)	300,845
Corporate debt securities	161,336	696	(35)	161,997
Commercial paper	36,254	20	(22)	36,252
Total	$592,405	$2,415	$(252)	$594,568

The amortized cost and estimated fair value in the tables above exclude $6.3 million and $5.4 million of accrued interest receivable as of September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of September 30, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$59,957	$37,205
U.S. agency bonds	109,387	264,694
Corporate debt securities	158,097	153,440
Commercial paper	157,824	—
Total	$485,265	$455,339

	As of December 31, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$57,858	$37,616
U.S. agency bonds	78,135	222,710
Corporate debt securities	—	161,997
Commercial paper	36,252	—
Total	$172,245	$422,323

As of September 30, 2025, 10 out of 122 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

cost basis. From time to time, the market value of the Company’s debt securities experience declines. This is primarily attributable to economic conditions and interest rate adjustments, rather than credit-related factors. The Company does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of September 30, 2025 or December 31, 2024.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at September 30, 2025 or December 31, 2024.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenue related to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which is engaged in the research and development of a broad pipeline of novel immunotherapies. The accounting policies of the novel immunotherapies segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is reported on the statement of operations and comprehensive loss as net loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s condensed balance sheets to determine funding for its research and development. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and pre-clinical studies as well as forecasted expenses for clinical and pre-clinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States. All revenue recognized to date has been derived from the Company’s existing collaboration agreement with Merck Sharp & Dohme Corp. (“Merck”) (as defined and described in Note 5).

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings and vested RSUs

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

for which deferred settlement was elected (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 1,895 and 4,618 from the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2024, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of September 30,
	2025	2024
Common stock options outstanding	9,954,999	9,590,050
Unvested RSUs	681,171	80,562
Unvested common stock	—	1,523
Employee stock purchase plan shares	28,651	28,560
Total potentially dilutive shares	10,664,821	9,700,695

Accounting Pronouncements Pending Adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 325). The new standard introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This standard is effective for the Company for annual periods beginning after December 15, 2026 and for interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual periods. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and related disclosures.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Interest receivable	$6,315	$5,381
Prepaid research and development	1,590	2,354
Other prepaid expenses	1,188	758
Prepaid expenses and other current assets	$9,093	$8,493

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$9,229	$8,360
Furniture and fixtures	792	792
Computer equipment and software	710	658
Assets not placed in service	82	6
Total property and equipment	10,813	9,816
Less: accumulated depreciation	(6,499)	(4,952)
Property and equipment, net	$4,314	$4,864

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development	$17,579	$6,200
Accrued compensation	4,026	4,566
Other accrued expenses	551	918
Accrued expenses	$22,156	$11,684

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

Operating Leases

In October 2021, the Company entered into a lease agreement (the “Torrey Plaza Lease”) to lease office and laboratory space in San Diego, California. The Company determined this facilities lease was an operating lease at the inception of the lease contract. According to accounting standards, the Torrey Plaza Lease commenced on April 1, 2022 and has a term of 130 months from the commencement date. The Torrey Plaza Lease provides an option to extend the term of the lease for a period of 5 years beyond the

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

initial term, which the Company is not reasonably certain to exercise and therefore was not considered in determining the ROU assets and lease liabilities balance. The Company also has an operating lease for additional subleased office space in San Diego, California through January 2028.

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

Future minimum noncancelable operating lease payments as of September 30, 2025 are as follows (in thousands):

2025 (remaining)	$965
2026	4,052
2027	4,173
2028	3,868
2029	3,945
Thereafter	12,927
Total minimum lease payments	29,930
Less: Imputed interest	(7,270)
Total operating lease liabilities	22,660
Less: Current portion of operating lease liabilities	(2,280)
Operating lease liabilities, net of current portion	$20,380

The Company's operating leases had a weighted-average remaining lease term of 7.1 years and a weighted-average discount rate of 8% as of September 30, 2025. Operating lease expense included in the measurement of lease liabilities for each of the three months ended September 30, 2025 and 2024 was $0.9 million. Operating lease expense included in the measurement of lease liabilities for each of the nine months ended September 30, 2025 and 2024 was $2.6 million. Cash paid for amounts included in the measurement of lease liabilities for each of the three months ended September 30, 2025 and 2024 was $0.9 million. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2025 and 2024 was $2.6 million and $2.5 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2025, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common under the Sale Agreement. There was no activity from the Sale Agreement during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and 2024, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and, together with the 2017 Plan, the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2025, there were 13,749,675 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock Options

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	8,873,071	$12.81	7.2	$361,595
Granted	1,694,136	$46.81
Exercised	(182,848)	$8.59
Forfeited or cancelled	(429,360)	$32.76
Outstanding at September 30, 2025	9,954,999	$17.81	6.7	$106,844
Vested and expected to vest at September 30, 2025	9,954,999	$17.81	6.7	$106,844
Exercisable at September 30, 2025	6,804,756	$12.21	5.8	$88,143

The weighted-average grant date fair value per share of option grants for the nine months ended September 30, 2025 and 2024 was $38.52 and $10.86, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2025 and 2024 was $4.3 million and $22.1 million, respectively. As of September 30, 2025, total unrecognized stock-based compensation cost associated with option grants was $64.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.9% – 4.4%	3.7% – 4.6%
Expected volatility	99% – 104%	83% – 106%
Expected term (in years)	5.3 – 10.0	5.3 – 6.1
Expected dividend yield	—	—

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Restricted Stock Units

A summary of the Company’s RSU activity under the 2021 Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	341,847	$59.09
Granted	446,320	$43.03
Vested and settled	(10,275)	$43.41
Forfeited or cancelled	(78,425)	$55.80
Outstanding at September 30, 2025(1)	699,467	$49.44

(1)
This amount includes 18,296 vested and unsettled RSUs granted to the Company’s non-employee directors who have elected deferred settlement of the RSUs to a specified date following the first to occur of (i) the date that is 30 days following the date of the director's separation from service for any reason, or (ii) a change in control event.

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of September 30, 2025, total unrecognized stock-based compensation cost associated with RSUs was $27.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.2 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, total unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.3 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4,063	$2,374	$14,751	$6,882
General and administrative	4,981	13,013	15,955	19,887
Total	$9,044	$15,387	$30,706	$26,769

Modification of equity awards

In July 2024, and in connection with the resignation of a former director, the board of directors, upon the recommendation from the compensation committee of the board of directors, approved the following modifications to the terms of the former director’s outstanding equity awards: (a) acceleration of the vesting of all unvested stock options and RSUs in full, effective as of the former director's resignation date; and (b) extension of the post-termination exercise period for outstanding options until the earlier of the third anniversary of such resignation date or the original expiration date of such options, subject to the Company’s ability to take any

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

actions permitted under the 2021 Plan. The incremental stock-based compensation expense resulting from these modifications recognized during the three and nine months ended September 30, 2024 was $0.7 million. There was no stock-based compensation expense resulting from these modifications recognized during the three and nine months ended September 30, 2025.

In August 2024, and in connection with the resignation of a former executive officer, the compensation committee of the board of directors approved the following modifications to the terms of the former officer’s outstanding equity awards: (a) acceleration of the vesting of unvested stock options such that the number of options that would have vested through June 30, 2026, became vested and exercisable, with such acceleration deemed effective as of December 31, 2024, subject to service conditions described within a transition and consulting agreement with the former officer; and (b) extension of the post-termination exercise period for outstanding options until the earlier of December 31, 2027 or the original expiration date of such options, subject to the Company’s ability to take any actions permitted under the Plans, as applicable. The incremental stock-based compensation expense resulting from these modifications recognized during the three and nine months ended September 30, 2024 was $8.7 million. There was no stock-based compensation expense resulting from these modifications recognized during the three and nine months ended September 30, 2025.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30, 2025	December 31, 2024
Common stock options outstanding	9,954,999	8,873,071
RSUs outstanding	699,467	341,847
Shares available for issuance under the Plans	6,452,219	5,131,660
Shares available for issuance under the ESPP	2,006,787	1,506,316
Pre-funded common stock warrants outstanding	1,901,075	2,676,804
Total	21,014,547	18,529,698

5. Research Collaboration and Exclusive License Agreement

In December 2020, the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target”, together the “Collaboration Targets”) related to next generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, they have the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected the First Collaboration Target upon execution of the Merck Agreement and selected the Second Collaboration Target in May 2022. Following the research term, Merck has the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million paid upon the selection of the Second Collaboration Target, (iii) research program funding (iv) development and regulatory milestones, (v) commercial milestones, and (vi) royalty payments. Under the Merck Agreement, the Company is eligible to receive up to an aggregate of $142.5 million per Collaboration Target in milestone payments ($285.0 million collectively for both Collaboration Targets), contingent on the achievement of certain regulatory and development milestones. Merck is also required to make milestone payments to the Company upon the successful completion of certain commercial milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets. The Merck Agreement provides that Merck is obligated to pay to the Company tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low teens percentage royalty rates on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a license to obtain a license to third-party intellectual property in order to commercialize the licensed products, or that are subject to compulsory licensing.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

In August 2025, a developmental milestone of $10.0 million related to the First Collaboration Target was achieved, at which time the Company recognized the associated revenue. All other future potential milestone payments are considered constrained as of September 30, 2025 as they are uncertain in nature and highly dependent on factors outside of the Company's control until the underlying events occur or the associated approvals are received.

Under the Merck Agreement, the Company recognized $10.0 million of revenue for each of the three and nine months ended September 30, 2025 and $0.4 million and $10.6 million of revenue for the three and nine months ended September 30, 2024, respectively. The Company’s performance obligations related to the Collaboration Targets were completed as of September 30, 2025.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $81.7 million and $48.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $319.4 million.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $10.0 million and $10.6 million of revenue under the Merck Agreement for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

To date, our research and development expenses have related primarily to direct and indirect expenses in connection with the development of our TRACTr, TRACIr and ARM platforms, discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

We anticipate that our research and development expenses will substantially increase for the foreseeable future as we continue the development of our TRACTr, TRACIr and ARM platforms and the discovery and development of product candidates under our TRACTr, TRACIr and ARM platforms.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$10,000	$439	$9,561
Operating expenses:
Research and development	34,629	18,614	16,015
General and administrative	10,622	17,667	(7,045)
Total operating expenses	45,251	36,281	8,970
Loss from operations	(35,251)	(35,842)	591
Other income	10,938	7,783	3,155
Net loss	$(24,313)	$(28,059)	$3,746

Collaboration Revenue

Collaboration revenues were $10.0 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $9.6 million was primarily due to the achievement of a developmental milestone related to the First Collaboration Target under the Merck Agreement in August 2025.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Direct costs:
JANX007	$6,196	$4,559	$1,637
JANX008	2,273	1,820	453
Preclinical stage programs and other direct unallocated costs	13,998	4,025	9,973
Total direct costs	22,467	10,404	12,063
Indirect costs	12,162	8,210	3,952
Total research and development expenses	$34,629	$18,614	$16,015

Research and development expenses were $34.6 million and $18.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $16.0 million was primarily due to increases in preclinical stage programs and other direct unallocated costs of $10.0 million, which was primarily attributable to manufacturing costs. Additional increases included indirect costs as a result of increased compensation costs of $4.0 million, direct costs related to the development of JANX007 of $1.6 million and direct costs related to the development of JANX008 of $0.4 million.

General and Administrative Expense

General and administrative expenses were $10.6 million and $17.7 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $7.1 million was primarily due to a decrease in stock-based compensation expense, which was driven by the modification of a former executive and director’s equity awards in 2024.

Other Income

Other income was $10.9 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $3.1 million was due to an increase in cash and cash equivalents and short-term investments resulting in increased interest income.

Comparison of the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$10,000	$10,588	$(588)
Operating expenses:
Research and development	94,348	47,582	46,766
General and administrative	30,918	32,831	(1,913)
Total operating expenses	125,266	80,413	44,853
Loss from operations	(115,266)	(69,825)	(45,441)
Other income	33,587	21,047	12,540
Net loss	$(81,679)	$(48,778)	$(32,901)

Collaboration Revenue

Collaboration revenues were $10.0 million and $10.6 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.6 million was primarily due to an increase in milestone revenue under the Merck Agreement, offset by the completion of our research activities under the Merck Agreement in August 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Direct costs:
JANX007	$17,396	$9,941	$7,455
JANX008	5,562	4,609	953
Preclinical stage programs and other direct unallocated costs	34,420	9,521	24,899
Total direct costs	57,378	24,071	33,307
Indirect costs	36,970	23,511	13,459
Total research and development expenses	$94,348	$47,582	$46,766

Research and development expenses were $94.3 million and $47.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $46.7 million was primarily due to increases in preclinical stage programs and other direct unallocated costs of $24.8 million, indirect costs as a result of increased compensation costs of $13.5 million, direct costs related to the development of JANX007 of $7.5 million and direct costs related to the development of JANX008 of $0.9 million.

General and Administrative Expense

General and administrative expenses were $30.9 million and $32.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.9 million was primarily due to a decrease in stock-based compensation of $3.9 million as a result of incremental stock-based compensation expense taken in 2024 due to the modification of a former director and executive officer’s equity awards. This was offset by increases in compensation costs of $1.4 million and other general and administrative costs of $0.6 million.

Other Income

Other income was $33.6 million and $21.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $12.6 million was due to an increase in cash and cash equivalents and short-term investments resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of September 30, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $989.8 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common under the Sale Agreement. As of September 30, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(53,693)	$(27,089)
Investing activities	(330,524)	(291,947)
Financing activities	2,001	326,585
Net increase (decrease) in cash, cash equivalents and restricted cash	$(382,216)	$7,549

Operating Activities

Net cash used in operating activities of $53.7 million for the nine months ended September 30, 2025 was primarily due to our net loss of $81.7 million and a change in operating assets and liabilities and other non-cash charges of $2.7 million, adjusted for $30.7 million of stock-based compensation expense. Net cash used in operating activities of $27.1 million for the nine months ended September 30, 2024 was primarily due to our net loss of $48.8 million and a change in operating assets and liabilities and other non-cash charges of $5.1 million, adjusted for $26.8 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $330.5 million for the nine months ended September 30, 2025 was primarily due to $329.6 million of net purchases of short-term investments and by our purchase of property and equipment of $0.9 million. Net cash used in investing activities of $291.9 million for the nine months ended September 30, 2024 was primarily due to $291.6 million of net purchases of short-term investments and by our purchase of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2025 was primarily due to proceeds from stock option exercises and shares issued under our employee stock purchase plan (ESPP) of $2.3 million, adjusted for issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million. Net cash provided by financing activities of $326.6 million for the nine months ended September 30, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $320.1 million and proceeds from stock option exercises and shares issued under our ESPP of $6.5 million.

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

In October 2021, we entered into a noncancelable agreement to lease office and laboratory space in San Diego, California (Torrey Plaza Lease) with aggregate payments of approximately $38.0 million over the 126-month term of the lease. The Torrey Plaza Lease commenced in July 2022. See the section within Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 3 — Commitments and Contingencies” of this Quarterly Report for additional information. In June 2025, we entered into a noncancelable agreement to sublease additional office space in San Diego, California through January 2028.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that, if a 10.0% change in interest rates were to have occurred on September 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on September 30, 2025, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2025 and 2024, our net losses were $81.7 million and $48.8 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2025, we had $989.0 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.*

As we continue developing and conducting clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our ongoing or planned clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely, such as imposition of a clinical hold by the FDA or comparable actions of foreign regulatory authorities and institutional review boards and ethics committees. The class of TCEs has been associated with overactivation of the immune system leading to cytokine release syndrome (CRS) and on-target healthy tissue toxicities, and while we have designed our TRACTr, TRACIr and ARM platform technologies and product candidates to mitigate these safety risks, until such time as we complete large-scale human trials there can be no assurances that our product candidates will not experience similar effects.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2025, we had 109 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology treatments, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, BeiGene, Bristol Myers Squibb, Eli Lilly, EpimAb Biotherapeutics, Genor Biopharma, Gilead, Innovent Biologics, Johnson & Johnson, KangaBio, Keymed Biosciences, Merck & Co., Novartis, Pfizer, Regeneron, Roche/Genentech, Takeda and Xencor. Other companies using PSMA-targeting therapeutics for the treatment of cancer include AbbVie, Amgen, AstraZeneca, Bayer, Crescendo Biologics, Eli Lilly, GlaxoSmithKline, Johnson and Johnson, Lantheus, Lava Therapeutics, Novartis, Regeneron and Vir Biotechnology. We also face competition from biologic prodrug developers such as Adagene, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Merck & Co., Takeda and Vir Biotechnology.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, known as the One Big Beautiful Bill Act (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, the OBBBA restores immediate expensing of domestic research and development costs for tax years beginning after December 31, 2024. While we continue to evaluate the impact, we do not expect a material impact on our current or future effective rate for income taxes or cash taxes paid. Additionally, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We expect that the healthcare reform measures that have been adopted, and that may be adopted in the future, particularly in light of the recent change in administrations, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals, for example, include (i) reducing agency workforce, (ii) directing program cuts, (iii) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending, and (iv) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan, (v) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products, (vi) imposing tariffs of imported pharmaceutical products, (vii) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans and (viii) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other comparable government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2025, we had 60,123,602 outstanding shares of common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of September 30, 2025, we have used $89.6 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

JANUX THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)