Form 10-K
period 2025-12-31
Janux Therapeutics, Inc.
filed 2026-02-26
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.1 billion based on the closing price of $23.10 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant's Common Stock outstanding as of February 24, 2026 was 60,831,656.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

JANUX THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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
•
our ability to obtain and maintain regulatory approval of product candidates arising from our proprietary Tumor Activated T Cell Engager (TRACTr), Tumor Activated Immunomodulator (TRACIr) and Adaptive Immune Response Modulator (ARM) platform technologies in any of the indications for which we plan to develop them;
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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated size of markets for oncology and autoimmune disease therapeutics and the incidence of certain medical conditions, statements that certain drugs, classes of drugs, or dosages are widely prescribed in the United States or other markets, statements regarding the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technologies to our Tumor Activated T Cell Engager (TRACTr), Tumor Activated Immunomodulator (TRACIr), and Adaptive Immune Response Modulator (ARM) platforms. The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of our TRACTr and TRACIr platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, while overcoming the liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life.

Our first clinical candidate, JANX007, is a prostate-specific membrane antigen (PSMA) TRACTr being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). In December 2024, we announced updated interim clinical data for JANX007 demonstrating meaningful and prolonged prostate-specific antigen (PSA) reductions, evidence of anti-tumor activity, a favorable safety profile with CRS and treatment-related adverse events (TRAEs) primarily limited to cycle 1 and lower grades, and pharmacokinetics consistent with the TRACTr mechanism of action. In May 2025, we provided updated results from the patients reported in December 2024 that demonstrated consistent durability and safety profile supporting the initiation of Phase 1b expansion studies. In December 2025, we announced updated interim clinical data demonstrating durability across both once-weekly (QW) and every-two-week (Q2W) Phase 1a expansion cohorts. JANX007 continued to demonstrate a manageable safety profile, with CRS primarily limited to cycle 1 and grades 1 and 2, and preliminary Phase 1b data in taxane-naïve patients demonstrated rapid and deep PSA reductions with primarily grade 1 CRS. Based on the safety, pharmacokinetic and preliminary efficacy data observed to date, we initiated the first of our planned Phase 1b expansion cohorts designed to further characterize JANX007 and inform potential registrational development strategies. These cohorts are designed to evaluate JANX007 in clinically relevant patient populations, including taxane-naïve mCRPC, combination with an androgen receptor pathway inhibitor (darolutamide), and patients whose disease has progressed following prior PARP inhibitor therapy. In May 2025, we announced initiation of the Phase 1b expansion study in taxane-naïve mCRPC. These studies are designed to help refine dosing, patient selection and combination strategies and provide insights to support the design of future late-stage clinical development.

Our second clinical candidate, JANX008, is an epidermal growth factor receptor (EGFR) TRACTr being investigated in a Phase 1 clinical trial for the treatment of multiple solid tumors. The first patient in this trial was dosed in April 2023, and in February 2024 we announced early clinical data demonstrating anti-tumor activity across multiple tumor types, with low-grade CRS and predominantly low-grade treatment-related adverse events. In December 2025, we announced the initiation of Phase 1a expansion cohorts in selected solid tumor indications based on the efficacy and safety data observed in the completed dose-escalation portion of the study. Building on the results from dose escalation, the ongoing expansion cohorts are evaluating JANX008 in tumor types where early signals of activity and tolerability were observed. These studies are designed to refine patient selection, optimize dosing and inform the prioritization of indications for future clinical development.

Our ARM platform builds upon our expertise to redesign bispecific T cell engagers to address the limitations of conventional approaches in autoimmune diseases and oncology. The platform is designed to enable controlled T cell activation and expansion followed by contraction, with the goal of achieving deep and durable target cell depletion while improving safety and convenience. Based on nonclinical data, our lead CD19-ARM program has demonstrated rapid, deep and durable B-cell depletion in peripheral blood and lymphoid tissues with prolonged memory B-cell reset and a large safety window in non-human primates. We have initiated a Phase 1 clinical study of our CD19-ARM program (JANX011), which is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of JANX011 in healthy volunteers. JANX011 is being developed for autoimmune diseases, and the initiation of this study represents an important step in the advancement of our ARM platform from preclinical development into the clinic.

We are also generating a number of additional TRACTr, TRACIr and ARM programs for potential future development, including a PSMA x CD28 TRACIr designed to enhance T cell activation and durability of JANX007 in patients with mCRPC.

The promise of TCE technologies and their current limitations in solid tumors

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

The promise of TCE technologies and their current limitations in autoimmune disease

TCEs redirect T cells to eliminate autoreactive B cells and plasma cells, addressing the root cause of disease instead of broadly suppressing immunity. For this reason, TCEs represent a transformative approach to autoimmune disease treatment by enabling an immune reset rather than mere symptom suppression. Unlike CAR T-cell therapy, which is logistically complex, TCEs offer an off-the-shelf, scalable solution with subcutaneous administration, making them more accessible and patient-friendly. Academic investigators and industry sponsors have published data demonstrating the potential for a TCE to achieve sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple autoimmune disease indications.

Despite their promise, TCEs face notable challenges that could limit widespread adoption. CRS, though less severe than in oncology, remains a safety concern, as observed in RA patients treated with blinatumomab and teclistamab. Infections have also occurred, highlighting immunosuppression risks. Mechanistically, incomplete depletion of pathogenic B cells in lymphoid tissues and sites of inflammation can lead to suboptimal efficacy, especially in refractory disease. Furthermore, the need for step-up dosing and close monitoring complicates treatment logistics compared to conventional biologics.

Our ARM platform

Our ARM platform builds upon our expertise to redesign bispecific TCEs and is designed to address key limitations of conventional TCEs. By enabling rapid, deep, and durable depletion of B cells in blood and lymphoid tissues the ARM platform can achieve prolonged memory B‑cell reset, with the goal of achieving immune re‑tolerance rather than transient disease control in autoimmune disease. Based on non‑clinical evaluations, ARM demonstrates a large safety window and reduced CRS relative to contemporary TCEs that often require step‑up dosing and inpatient monitoring due to CRS and healthy‑tissue toxicities. The ARM platform is engineered to sustain T‑cell function, expand memory T cell compartments and limit exhaustion, providing the potential for improved durability of response and a lower risk of infection versus conventional TCE approaches. In addition, ARM’s off‑the‑shelf, subcutaneous, and re‑dosable format is intended to support community‑based outpatient administration and flexible retreatment.

Our lead programs

Our lead TRACTr clinical candidates are designed to target PSMA and EGFR. Each of these tumor targets is clinically validated and implicated in solid tumors with high prevalence. We are also developing a PSMA x CD28 TRACIr designed to enhance T cell activation and durability of JANX007. Our lead ARM program is designed to target CD19 because non-malignant B cells express the CD19 target and play a role in numerous autoimmune diseases which can affect multiple organ systems. We are also generating a number of unnamed TRACTr, TRACIr and ARM programs for potential future development, some of which are at development candidate stage or later. Our wholly-owned pipeline is summarized below. In addition to our wholly-owned pipeline programs, we have strategic research collaborations with Merck Sharp & Dohme Corp. (Merck) and Bristol Myers Squibb to develop product candidates directed against cancer targets.

Our Clinical TRACTr Programs

We are building a broad portfolio of TRACTr programs led by our PSMA and EGFR targeted TRACTrs.

Our PSMA-TRACTr (JANX007)

Our lead clinical candidate is JANX007, our PSMA-TRACTr designed to target PSMA, a protein expressed in prostate cancer tumors and the vasculature of other tumors. Excluding nonmelanoma skin cancer, prostate cancer is the second most common cancer in the United States. PSMA is highly expressed in prostate cancer which has led to the development of PSMA-targeted biologics, including TCEs. A third-party clinical trial with a continuously infused PSMA-TCE demonstrated clinical benefit, suggesting the potential of a PSMA-TCE approach. Given the challenges of continuous infusion, other companies are developing TCEs that enable less frequent dosing. However, clinical trial results have shown dose-limiting CRS toxicities as single agents, highlighting the limitations of traditional TCEs. Our PSMA-TRACTr is designed to generate potent anti-tumor activity in mCRPC patients by enabling the delivery of higher concentrations of active drugs to tumors than traditional TCEs. Our PSMA-TRACTr product candidate is designed to deliver therapeutic benefits to patients while minimizing severe adverse events (SAEs), including the prevention of dose-limiting CRS. In December 2024, we announced updated interim clinical data for JANX007 demonstrating meaningful and prolonged PSA reductions, evidence of anti-tumor activity, a favorable safety profile with CRS and treatment-related adverse events (TRAEs) primarily limited to cycle 1 and lower grades, and PK consistent with the TRACTr mechanism of action. In May 2025, we provided updated results from the patients reported in December 2024 that demonstrated consistent durability and safety profile supporting the initiation of Phase 1b expansion studies. In December 2025, we announced updated interim clinical data demonstrating durability across both the QW and Q2W Phase 1a expansion cohorts. JANX007 continued to demonstrate a manageable safety profile, with CRS primarily limited to cycle 1 and grades 1 and 2, and preliminary Phase 1b data in taxane-naïve patients demonstrated rapid and deep PSA reductions with primarily grade 1 CRS.

Based on the safety, pharmacokinetic and preliminary efficacy data observed to date, we initiated the first of our planned Phase 1b expansion cohorts designed to further characterize JANX007 and inform potential registrational development strategies. These cohorts are designed to evaluate JANX007 in clinically relevant patient populations, including taxane-naïve mCRPC, combination with an androgen receptor pathway inhibitor (darolutamide), and patients whose disease has progressed following prior PARP inhibitor therapy. In May 2025, we announced initiation of the Phase 1b expansion study in taxane-naïve mCRPC. These studies are designed to help refine dosing, patient selection and combination strategies and provide insights to support the design of future late-stage clinical development.

Our EGFR-TRACTr (JANX008)

Our second clinical candidate, JANX008, is an EGFR-TRACTr designed to target EGFR, a well-validated target that is overexpressed in many cancer types.

JANX008 is designed to deliver anti-tumor activity while minimizing on-target, off-tumor healthy tissue toxicities and dose-limiting CRS. JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple solid cancers. The first patient was dosed in April 2023. Early clinical data reported in February 2024 displayed anti-tumor activity across multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. In December 2025, we announced the initiation of Phase 1a expansion cohorts in selected solid tumor indications based on efficacy and safety data observed to date in the completed dose-escalation portion of the study.

Our Collaboration with Merck Sharp & Dohme Corp.

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates distinct from those in our internally developed pipeline. Merck had the right to select up to two collaboration targets related to next-generation TCE immunotherapies for cancer treatment, both of which have been selected. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck is providing research funding under the collaboration. In August 2025, we announced the first patient dosed in the lead collaboration program.

Our Collaboration with Bristol Myers Squibb

In January 2026, we entered into an exclusive license and collaboration agreement with Bristol Myers Squibb to develop and commercialize an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types. Under the terms of the agreement, we will complete preclinical development until IND submission, and Bristol Myers Squibb will hold the IND and be responsible for subsequent development and global commercialization, with our continued involvement through completion of the first Phase 1 clinical study. We received an upfront payment from BMS of $15 million and, upon achievement of certain development, regulatory and sales milestones, we may receive up to $785 million in milestone payments, including $35 million related to a near term milestone. In addition, we are eligible to receive tiered royalty payments based on global product annual net sales, if approved and commercialized.

Our Strategy

Our goal is to harness the strength of our TRACTr, TRACIr and ARM platforms technology to transform the lives of patients. To achieve this goal, critical elements of our strategy include the following:

•
Advance our lead TRACTr programs through clinical development. In December 2025, we announced updated interim clinical data which displayed durability observed in both the QW and Q2W Phase 1a expansions. JANX007 demonstrated a manageable safety profile with CRS primarily limited to cycle 1 and grades 1 and 2. Preliminary Phase 1b data in taxane-naïve patients demonstrated rapid and deep PSA reductions with primarily grade 1 CRS. In December 2025, we announced the initiation of Phase 1a expansion studies for JANX008 in multiple solid tumor indications. The tumor types were selected based on efficacy and safety data observed to date in the now concluded Phase 1a escalation study. These ongoing studies are intended to further characterize JANX007 and JANX008 and inform future late-stage clinical development.
•
Broaden our portfolio of TRACTr product candidates. Our TRACTr platform technology’s modular characteristics enable us to leverage the learnings from the development of our product candidates to progress the discovery process of new TRACTr candidates against a wide variety of targets. We are actively pursuing the development of additional TRACTr programs against several clinically validated targets. Once an antibody is identified, we have demonstrated the ability to develop a masked tumor-binding domain in less than six months to begin evaluating TRACTr development candidates.
•
Expand our internal pipeline into logical classes of therapeutics beyond TCEs. Our tumor-activated masking and bispecific molecule design enable more molecular phenotypes than classic CD3 targeted TCEs. For example, our proprietary technology allows the masking and tumor activation of different T cell therapy modalities, including costimulation via CD28 engagement and our TRACIr platform. Our CD28-based TRACIr platform is designed to enhance T-cell activation and durability of responses and may be used in combination with our CD3-based TRACTr programs. We are also applying our proprietary technology to create molecules designed to attract, redirect, or mobilize different types of immune cells to tumor sites that exclude or lack resident immune cells.

•
Utilize our expertise in TCEs to redesign novel bispecifics and expand pipeline beyond cancer. Our ARM platform builds upon our expertise to redesign bispecific TCEs and is designed to address key limitations of conventional TCEs in autoimmune disease and oncology. We have initiated a Phase 1 clinical study of our CD19-ARM program and plan to continue advancing additional ARM candidates.
•
Selectively evaluate opportunities to maximize the potential of our programs in partnership with leading biopharmaceutical companies. We have established strategic collaborations, including with Merck and Bristol Myers Squibb, and we intend to continue to selectively pursue partnerships that complement our internal development efforts and help maximize the global potential of our platforms.

TCEs as novel therapeutics to overcome the limitations of current immunotherapies in solid tumors

Background

Immunotherapy has ushered in a new era of cancer treatment with unprecedented responses in many tumor types. Unleashing the power of the immune system on cancer cells has been one of the most promising new advancements in a field long dominated by suboptimal approaches such as chemotherapy. One class of immunotherapy, checkpoint inhibitors, has generated clinically meaningful efficacy results and represents the standard of care (SOC) in selected tumor types. However, despite this clinical benefit for a subset of patients, only a fraction of all cancer patients in the United States respond to checkpoint inhibitors. Tumors have evolved to evade and dampen tumor immune surveillance. Consequently, new classes of immunotherapy designed to overcome the various immune-evasion mechanisms that tumors employ have emerged.

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

Figure 8. Our EGFR-TRACTr led to significant tumor shrinkage in an HCT116 mouse tumor model

Our Lead Programs

Our lead TRACTr clinical candidates are designed to target PSMA and EGFR. These tumor targets are clinically validated and implicated in solid tumors with high prevalence.

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

Prostate cancer overview

Excluding nonmelanoma skin cancer, prostate cancer is the most common type of cancer in men and the second most common type of cancer in the United States. Approximately 3.5 million men live with prostate cancer in the United States. Approximately 13 percent of men will be diagnosed with prostate cancer at some point during their lifetime. In 2026, an estimated 333,830 new prostate cancer diagnoses in the United States are expected, representing approximately 15 percent of all new cancer diagnoses. An estimated eight percent of prostate cancer patients develop metastatic disease, which is associated with a five-year survival rate of approximately 38 percent. There will be an estimated 36,320 deaths in the United States due to prostate cancer in 2026.

Treatment options for prostate cancer

Patients diagnosed with the localized, low-risk disease may be followed by active surveillance or treated with definitive therapy by prostatectomy or radiation therapy. Patients with recurrent disease are typically treated with androgen deprivation therapy (ADT), and, for higher-risk disease, ADT in combination with chemotherapy and/or novel hormonal therapies. Androgens, including testosterone and dihydrotestosterone, activate androgen receptor-dependent gene transcription that drives the growth of prostate cancer cells. ADT blocks testicular production of testosterone, otherwise known as a chemical castration, and is administered for patients who present with regional or advanced disease at diagnosis or who develop advanced disease at recurrence. Most ADT-treated patients progress and develop castration-resistant prostate cancer.

Treatment options for mCRPC

Castration-resistant prostate cancer (CRPC) is a disease that progresses despite castrate levels of testosterone achieved through orchiectomy or medical castration. The cancer might still respond to other forms of hormone therapy, though such therapy may not be effective.

Novel hormonal therapies, including abiraterone, enzalutamide, apalutamide and darolutamide, are commonly used in combination with ADT across multiple stages of advanced prostate cancer. The prostate cancer vaccine sipuleucel-T may be used in selected patients with minimally symptomatic disease.

Chemotherapy with the drug docetaxel is a standard treatment option and has demonstrated survival benefit, with cabazitaxel available following progression.

Depending on which treatments a patient has had, other options at some point might include: a different type of hormone therapy, such as abiraterone or enzalutamide (if not already used); or for cancers that are PSMA positive, radiopharmaceutical therapy targeting PSMA, including lutetium Lu 177 vipivotide tetraxetan, an approved treatment option for patients with PSMA-positive disease that represents an important advancement in the treatment landscape. For patients whose tumors harbor homologous recombination repair gene alterations such as BRCA1 or BRCA2, PARP inhibitors, including olaparib, rucaparib, talazoparib and niraparib, may be used, including in combination with hormonal therapies. Checkpoint inhibitor immunotherapy may be used for the subset of patients whose tumors exhibit MSI-H, dMMR or high tumor mutational burden.

PSMA is a validated prostate cancer antigen

PSMA is a prostate-specific transmembrane protein expressed at a 100-fold to a 1,000-fold higher level in prostate adenocarcinoma than in the benign prostate. Of importance, PSMA expression is (i) increased when patients are on ADT and (ii) highest in high-grade and mCRPC. Higher PSMA expression has been associated with more aggressive prostate cancer biology and an increased risk of disease recurrence following definitive local therapy, including radical prostatectomy. PSMA’s restricted expression and strong tumor enrichment have driven the development of multiple therapeutic modalities, including imaging agents, radioligand therapies, and a growing number of bispecific T‑cell engagers (TCEs).

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

However, subsequent findings presented at major oncology meetings have indicated that pasotuxizumab’s development was ultimately discontinued due to early ADA formation and the impracticality of continuous infusion dosing. Additionally, multiple next‑generation PSMA T cell engagers have reported CRS, immunogenicity, pharmacokinetic limitations and dosing challenges.

Our TRACTr platform is designed to address these limitations. By incorporating tumor‑activated CD3 masking and improved pharmacokinetic properties, TRACTr is designed to deliver the antitumor activity demonstrated in early PSMA‑TCE studies while aiming to reduce systemic T‑cell activation and mitigate CRS risk.

Our solution: JANX007

We designed JANX007 as a single-masked TRACTr in which the PSMA-binding domain is unmasked. The T cell-specific binding domain (CD3e) is masked to prevent CRS. We illustrate the JANX007 structure in the figure below.

We observed that our PSMA-TRACTr product candidate demonstrated an approximately 500-fold shift in activating T cell killing of PSMA expressing tumor cells in an in vitro assay in its masked form compared with the unmasked form, as shown in the figure below. This difference may reduce toxicities associated with PSMA expression outside of tumors.

Figure 9. Our masked PSMA-TRACTr was 500-fold less potent in activating T cell killing of PSMA expressing tumors than when the mask was removed in an in vitro assay

In non-human primates (NHPs), our PSMA-TRACTr demonstrated a half-life of approximately 119 hours. By comparison, pasotuxizumab has been reported to have a half-life of approximately one to three hours in humans and required continuous intravenous infusion for 5 weeks to maintain sufficient drug exposure, representing a potential burden for patients. The figure below illustrates our PSMA-TRACTr and the PSMA-TCE half-lives in NHPs. For reference, the projected human efficacious dose (pHED) of 100pM for pasotuxizumab, based on the clinical trial protocol for its Phase 1, study is also shown.

Figure 10. Our PSMA-TRACTr had a half-life of 119 hours in NHPs

In this same study, dosing our PSMA-TRACTr at 87µg/kg resulted in minimal levels of inflammatory cytokine production relative to an unmasked PSMA-TCE at 10µg/kg, which led to a greater than 130-fold expression of IL-6, as shown in the figure below. These data suggest our PSMA-TRACTr will have the potential to reduce CRS risk relative to an unmasked PSMA-TCE. In a separate study, our PSMA-TRACTr dosed at 1,000µg/kg once-weekly for three weeks in NHPs, and no dose-limiting toxicities were identified.

Figure 11. Dosing of our PSMA-TRACTr in NHPs had minimal effects on inflammatory cytokine levels, several of which were below the limit of quantification (LOQ). In contrast, dosing of a PSMA-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS.

Clinical development

In October 2022, the first patient was dosed with JANX007 in a first-in-human Phase 1 clinical trial in patients with prostate cancer. This open-label, multicenter study to assess the safety, tolerability, PK, PD, and the preliminary efficacy of JANX007 administered as a single agent in adult subjects with mCRPC (NCT05519449).

In December 2025, updated interim clinical data demonstrated durability across both QW and Q2W Phase 1a expansion cohorts. As of the October 15, 2025 data cutoff, a total of 109 patients had been treated across the Phase 1a dose escalation and Phase 1b expansion trials of JANX007. The patients enrolled in the Phase 1a trial were heavily pre-treated with a median of four prior lines of therapy. The patients enrolled in the Phase 1b expansion trial were taxane-naïve mCRPC. Patients from the Phase 1 trials demonstrated high PSA response rates and deep PSA declines. Anti-tumor activity was observed with confirmed and unconfirmed partial responses in 30% (8/27) of RECIST-evaluable patients. Encouraging durability was observed in both the QW and Q2W expansions with radiographic progression-free survival (rPFS) ranging from 7.9 to 8.9 months and the rPFS of the Q2W expansion group comparing favorably to the QW expansion group. Preliminary Phase 1b data in taxane-naïve patients demonstrated rapid and deep PSA reductions with primarily grade 1 CRS. Additionally, tumor burden analysis suggested potential for improved rPFS in JANX007 treated earlier line patients. JANX007 demonstrated a manageable safety profile with CRS primarily limited to cycle 1 and grades 1 and 2. Additionally, a CRS mitigation strategy was identified that maintains the grade 1 and 2 CRS profile. Based on the safety and preliminary efficacy observed to date, we have initiated the first of our planned Phase 1b expansion cohorts to further characterize JANX007 and guide future development. These cohorts include taxane-naïve mCRPC, combination with an androgen receptor pathway inhibitor (darolutamide), and patients whose disease has progressed following prior PARP inhibitor therapy. In May 2025, we announced initiation of the Phase 1b expansion study in taxane-naïve mCRPC. We believe these studies will help refine patient selection, dosing and combination strategies to support potential late-stage development.

rPFS data

Updated interim rPFS analyses from the expanded patient set as of October 15, 2025 were consistent with the rPFS data previously reported in May 2025. The Q2W expansion cohort demonstrated rPFS that compared favorably to the QW cohort, and informed our Phase 1b development strategy.

Figure 12. Updated rPFS consistent with May 2025 update and Q2W compared favorably

Phase 1b data

As of the October 15, 2025 data cutoff, Phase 1b data in taxane-naïve patients demonstrated rapid and deep PSA reductions with primarily grade 1 CRS.

Figure 13. P1b taxane-naïve Patients receiving 6mg QW dose regimen

Our EGFR-TRACTr (JANX008)

JANX008 is being studied in a Phase 1 clinical trial for the treatment of multiple EGFR-overexpressing solid tumors.

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

Figure 17. Dosing of our EGFR-TRACTr in NHPs had minimal effects on inflammatory cytokine levels. In contrast, dosing of an EGFR-TCE led to substantial levels of IL-6 as well as elevation of other inflammatory cytokines commonly observed in CRS

Clinical development

The first patient was dosed with JANX008 in April 2023 and in February 2024 we announced positive early data for JANX008 that displayed anti-tumor activity in multiple tumor types with low-grade CRS and predominantly low-grade TRAEs. In December 2025, we announced the initiation of Phase 1a expansion studies in multiple solid tumor indications. The tumor types were selected based on efficacy and safety data observed to date in the now concluded Phase 1a escalation study. Building on the results from dose escalation, the ongoing expansion cohorts are evaluating JANX008 in tumor types where early signals of activity and tolerability were observed. These studies are designed to refine patient selection, optimize dosing and inform the prioritization of indications for future clinical development.

Our ARM platform

Our ARM platform applies our tumor-activated masking technology to bispecific T cell engagers to address key limitations of conventional approaches. The platform is designed to enable rapid, deep and durable B-cell depletion in blood and lymphoid tissues with prolonged memory B-cell reset. Based on nonclinical evaluations, ARM has shown a large safety window and reduced CRS relative to contemporary TCEs. The ARM platform is engineered to sustain T‑cell function, expand memory T cell compartments and limit exhaustion, providing the potential for improved durability of response and a lower risk of infection versus conventional TCE approaches. In addition, ARM’s off‑the‑shelf, subcutaneous, and re‑dosable format is intended to support community‑based outpatient administration and flexible retreatment.

Figure 18. Janux ARMs are designed to improve efficacy and safety of TCEs in oncology and I&I

Our CD19-ARM

Our lead ARM program is designed to target CD19 because non-malignant B cells express the CD19 target and play a role in numerous autoimmune diseases which can affect multiple organ systems. The CD19-ARM is designed to deliver deep and durable B-cell depletion with the goal of resetting the immune system and achieving extended drug-free remission for patients. The CD19-ARM leverages a bispecific antibody format to target CD19-expressing B cells, aiming to overcome the limitations of conventional TCEs by providing rapid, tissue-penetrant B-cell depletion and a favorable safety profile. Non-clinical and preclinical data support the potential for prolonged memory B-cell reset, predominantly naïve B-cell repopulation, and reduction of autoantibodies, positioning CD19-ARM as a differentiated, off-the-shelf therapy for autoimmune indications.

CD19-ARM achieved rapid and deep B-cell depletion in both peripheral blood and lymphoid tissues of non-human primates, with a single dose resulting in sustained depletion of memory B-cell populations. The observed kinetics demonstrate that B-cell counts drop sharply within days of dosing and remain low for several weeks, supporting an extended dosing interval for autoimmune patients. Importantly, the repopulation phase is characterized by a predominance of naïve B cells, which provides the potential for durable clinical responses with the ability to re-treat with a single dose to address disease flares.

Figure 19. CD19-ARM displayed in periphery and tissues with a prolonged memory cell reset

CD19-ARM demonstrated a ≥100-fold safety margin in non-human primate studies relative to contemporary TCEs with respect to CRS. Data reflects that competitor bispecifics are limited by CRS dosing constraints, often requiring euthanasia at higher doses, whereas CD19-ARM enables efficacy without triggering significant cytokine release. Peak IL-6 levels following CD19-ARM administration are substantially lower than those observed with other agents, supporting the potential for outpatient treatment and flexible dosing. This safety advantage is attributed to the ARM platform’s design, which minimizes cytokine-driven toxicities and healthy tissue adverse events, thereby enabling higher dosing and deeper B-cell depletion.

Figure 20. CD19-ARM displayed potentially differentiated safety and CRS profile

Ex vivo data demonstrated that CD19-ARM consistently achieved potent and complete B-cell depletion across multiple autoimmune patient samples, including those with systemic lupus erythematosus (SLE), rheumatoid arthritis (RA), and myasthenia gravis (MG). The platform shows low EC50 values and high percentages of B-cell killing in disease-relevant peripheral blood mononuclear cells (PBMCs), indicating robust activity regardless of disease context. These results support the broad applicability of CD19-ARM in diverse autoimmune indications and reinforce its potential to deliver deep and durable responses where conventional therapies may be limited.

Figure 21. CD19-ARM demonstrates activity in multiple autoimmune patient samples

Clinical development

We have initiated a Phase 1 clinical study of our CD19-ARM program (JANX011), which is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of JANX011 in healthy volunteers. JANX011 is being developed for autoimmune diseases, and the initiation of this study represents an important step in the advancement of our ARM platform from preclinical development into the clinic.

Manufacturing

Certain features of our TRACTr, TRACIr and ARM molecules allow for their development, manufacturing and control processes to closely resemble those used for standard monoclonal antibodies. First, our platform molecules are readily expressed at high levels recombinantly in common Chinese hamster ovary cells. Second, our platform molecules bind protein A via the anti-albumin-binding domain. Protein A affinity chromatography is the standard technique for capturing recombinant monoclonal antibodies and is a very robust purification procedure due to its specificity. After the protein A affinity chromatography step,

TRACTrs, TRACIrs and ARMs are further purified and polished using standard ion exchange, hydrophobic-interaction and/or multi-modal chromatography, virus filtration, and ultrafiltration/diafiltration formulation steps. Our dosing strategy gives us the advantage of manufacturing at relatively modest scale and formulating our drug products at tolerable protein concentrations in typical formulation matrices. Through developability and manufacturability assessments, we continue to verify that our platform constructs have advantageous properties that include high solubility, minimal aggregation, and good stability. We believe all these attributes allow our products to be manufactured at a substantially lower cost-per-dose than monoclonal antibodies.

We do not own or operate and currently have no plans to establish current good manufacturing practice (cGMP) manufacturing facilities and laboratories. We currently rely on third-party manufacturers and suppliers for the raw materials and starting components used to make our TRACTrs, TRACIrs and ARMs, and we expect to continue to do so to meet our development, clinical and commercial needs. Our third-party manufacturers are qualified to manufacture our product candidates under cGMP requirements and other applicable laws, guidance and regulations. We believe there are multiple sources for all the materials and components required for the manufacture of our product candidates.

All our TRACTrs, TRACIrs and ARMs are and will continue to be manufactured from a vial of a master cell bank or working cell bank of that biologic therapeutic’s production cell line. We have or intend to have one master cell bank for each of our platforms that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in the course of product development. It is possible that we could lose our cell banks from our storage locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have an adequate backup should any particular cell bank be lost in a catastrophic event.

We currently and plan to continue to obtain bulk drug substance (BDS) for our TRACTrs, TRACIrs and ARMs from a third-party contract manufacturer. While any reduction or halt in the supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we will have sufficient BDS and future manufacturing campaign capacity to support current and future clinical trial programs. We have developed our supply chain for each of our product candidates and intend to continue to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis, based on our development and commercial supply needs.

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

We compete in the segments of pharmaceutical, biotechnology, and other related markets that develop immuno-oncology and autoimmune disease treatments. Many other companies have commercialized and/or are developing immuno-oncology or autoimmune treatments including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Biogen, Bristol Myers Squibb, Gilead, GSK, Johnson & Johnson, Merck & Co., Lilly, Novartis, Pfizer, Regeneron, Sanofi, Takeda and Roche/Genentech.

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

With respect to our lead PSMA-TRACTr, we are aware of multiple PSMA-targeting therapeutics in development, which include, but are not limited to: T cell engagers from AbbVie, Amgen, Crescendo Biologics, GSK, Johnson & Johnson, Lava Therapeutics, Chugai/Roche, Regeneron, Takeda, Vir Biotechnology and Xilio Therapeutics; T cell immunomodulators from Astellas, Regeneron, Johnson & Johnson, Roche and Xencor; antibody-drug conjugates from AbbVie, AstraZeneca, Daichii/Merck, Novartis and Johnson & Johnson; CAR T cell therapies from Gilead; and radiopharmaceuticals from AstraZeneca, BMS, Johnson & Johnson, Novartis, Lantheus/Lilly, Telix and Bayer. In addition, cellular therapies, including PSMA-targeted CAR-T approaches, are being evaluated in clinical development.

With respect to our EGFR-TRACTr, we face competition from several targeted therapies approved by the U.S. Food and Drug Administration (FDA) to treat NSCLC, SCCHN, RCC and CRC, including, but not limited to, Genmab/Janssen’s amivantamab, Roche’s bevacizumab, Amgen’s panitumumab, Eli Lilly/Merck KGaA’s cetuximab, Bayer’s regorafenib, and Eli Lilly’s ramucirumab. We also face competition from other anti-EGFR immunotherapies that are in clinical development. We believe that the most advanced candidates are those being developed by AstraZeneca, Bristol Myers Squibb, Dragonfly, KangaBio, Lava Therapeutics/Pfizer, Merus, Regeneron, Chugai/Roche and Vir Biotechnology. Additional approaches include antibody-drug conjugates targeting EGFR that are in clinical development.

With respect to our CD28 TRACIr platform, we are aware of other CD28-based multispecifics that are in clinical development for solid tumors. We believe the most advanced candidates are Regeneron’s nezastomig, REGN5668 and REGN7075, Sanofi’s SAR443216, Janssen/Xencor’s XmAb808 and Johnson & Johnson’s JNJ-9401. Additional competition may come from other companies developing costimulatory multispecifics, including, but not limited to AbbVie, AstraZeneca, Genmab/BioNTech, Inhibrx, Incyte/Merus, Johnson & Johnson, Chugai/Roche and Xencor.

We are currently developing a pipeline of TRACTr and other protease-activated therapeutics that face increasing competition from other biologic prodrug developers, which include, but are not limited to, Adagene, Astellas, BioAtla, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Merck & Co., Regeneron, Vir Biotechnology and Xilio Therapeutics.

With respect to our CD19-ARM, we expect to face competition across three broad therapeutic approaches in autoimmunity: (i) B‑cell depletion and B‑cell–targeting modalities (including anti‑CD19/anti‑CD20 biologics, emerging CD19/CD20 bispecific T‑cell engagers and immunomodulators, and CD19‑directed CAR‑T cell therapies) from companies such as AbbVie/Genmab, Amgen, Antengene, BMS, Cabaletta, Candid Therapeutics, Cullinan Therapeutics, Fate Therapeutics, Gilead, Kyverna Therapeutics, Lilly, Novartis, Regeneron, Roche/Genentech, TG Therapeutics, Xencor and Zenas BioPharma, (ii) therapies that lower pathogenic autoantibodies or otherwise modulate humoral immunity (e.g., FcRn antagonists) from companies such as Argenx, Biogen, Dianthus Therapeutics, Immunovant, Johnson & Johnson, Sanofi and UCB and (iii) agents directed at B‑cell survival/aplasia pathways (e.g., BAFF/BAFF‑R inhibitors) from companies such as GSK, Novartis, Otsuka, RemeGen, Vera Therapeutics, Vor Biopharma and Vertex. Additional approaches include CD20 monoclonal antibodies, anti-CD19 monoclonal antibodies and cellular therapies being developed for autoimmune diseases.

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

Research Collaboration and Exclusive License Agreement with Merck Sharp & Dohme Corp.

On December 15, 2020, we and Merck Sharp & Dohme Corp. (Merck), entered into a research collaboration and exclusive license agreement (the Merck Agreement). The Merck Agreement provides that we and Merck will use commercially reasonable efforts to engage in certain research and development activities related to our TRACTr platform technology that are to be funded by Merck up to specified annual limits. Pursuant to the agreement, Merck had the right to designate up to two TRACTr product candidates in each case to be developed against a target (a Collaboration Target). We granted Merck an exclusive, worldwide, royalty-bearing, sublicensable license to certain of our patent rights and know-how with respect to the Collaboration Targets, in each case once designated by Merck, to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected one of the Collaboration Targets upon execution of the Merck Agreement and selected the second Collaboration Target in May 2022. In August 2025, we announced the first patient was dosed in the lead collaboration program. Following the research term, Merck will have the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets.

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

Exclusive License and Collaboration Agreement with Bristol-Meyers Squibb Company

In January 2026, we entered into an exclusive license and collaboration agreement (BMS Agreement) with Bristol-Myers Squibb Company (BMS) to develop and commercialize an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types (BMS Collaboration Target).

Under the BMS Agreement, we granted BMS an exclusive, sublicensable, royalty-bearing license, under the relevant patents and know-how owned or in-licensed by us, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the BMS Collaboration Target (Licensed Compounds, and products containing Licensed Compounds, Licensed Products) worldwide for all uses. We agreed, during the term of the BMS Agreement, not to (i) engage in any discovery, research, development, manufacturing or commercialization activities related to any T-cell engager directed to the BMS Collaboration Target, other than the conduct of activities under the BMS Agreement, or (ii) enable any third party to do so, subject to customary exceptions.

Under the BMS Agreement, we are responsible for conducting, at our own expense and pursuant to an agreed joint development plan, pre-clinical development until IND submission for one Licensed Compound. Thereafter, BMS will have the sole right, at its own expense, to develop, manufacture and commercialize Licensed Products, except that we will manufacture and supply Licensed Products to BMS for early clinical development for a limited time period. BMS is obligated to use commercially reasonable efforts to develop and seek regulatory approval of and commercialize at least one Licensed Product in the U.S.

As consideration for the rights granted to BMS under the BMS Agreement, we will receive an upfront payment of $15.0 million and, upon achievement of certain development, regulatory and sales milestones, up to $785.0 million in milestone payments, including $35.0 million related to a near term milestone. In addition, BMS is obligated to make tiered royalty payments to us based on annual net sales of Licensed Products, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions. Such royalty obligation is on a Licensed Product-by-Licensed Product and country-by-country basis, beginning on the first commercial sale of a Licensed Product in a country and expiring on the latest of (i) 10 years from such first commercial sale in such country, (ii) the expiration of the last to expire valid claim of the relevant patents in such country or (iii) expiration of regulatory exclusivity for such Licensed Product in such country.

The BMS Agreement will remain in effect until it expires on a Licensed Product-by-Licensed Product and country-by-country basis with the expiration of the applicable royalty term. Each party may terminate the BMS Agreement for the uncured material breach or bankruptcy of the other party. BMS may also terminate the BMS Agreement for safety reasons and for convenience, and we may terminate the BMS Agreement for BMS’ cessation of development and commercial activities for Licensed Products. Upon termination of the BMS Agreement, all rights and licenses granted to BMS for the Licensed Compounds and Licensed Products will terminate.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We own the patents and patent applications relating to our TRACTr, TRACIr and ARM platform technologies. Our intellectual property policy includes seeking to protect our proprietary position by, among other methods, striving to obtain issued patents by filing and prosecuting patent applications in the United States and in jurisdictions outside of the United States, directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of February 10, 2026, we own 42 pending U.S. provisional and non-provisional patent applications, 4 U.S. patents, 9 pending patent applications filed under the Patent Cooperation Treaty (PCT), 115 foreign patent applications and 7 foreign patents. Specifically, we have 1 U.S. non-provisional patent application and 6 foreign patent applications directed to compositions of our TRACTr and TRACIr platform technologies that are applicable across our product candidates for our PSMA-TRACTr (JANX007) and EGFR-TRACTr (JANX008) programs. We also have 1 U.S. patent, 2 U.S. non-provisional patent applications, 19 foreign patent applications, and 6 foreign patents that cover compositions and applications of various components and aspects of our TRACTr and TRACIr platform technologies and have general applicability across product candidates. We have 3 U.S. non-provisional patent applications and 15 foreign patent applications that cover compositions and applications of components of our TRACTr platform technology that has general applicability to TRACTr product candidates or backup sequences for future development. We further have 1 U.S. patent, 8 U.S. provisional and non-provisional patent applications, 26 foreign patent applications and 1 foreign patent specific to JANX007, and 4 U.S. non-provisional patent applications, 2 U.S. patents, 1 PCT patent application, and 18 foreign patent applications specific to JANX008, and 2 PCT patent applications and 2 foreign patent applications specific to PSMA x CD28 TRACIr. We have 11 U.S. provisional and non-provisional patent applications, 3 PCT patent applications, and 27 foreign patent applications that are directed to unnamed TRACTr and TRACIr programs for potential future development and 1 PCT patent application and 2 foreign patent applications that cover components and aspects of TRACIr platform technology. In addition, we have 13 U.S. provisional and non-provisional patent applications and 2 PCT patent applications relating to compositions of our other proprietary antibodies, compounds, technology, inventions, improvements, and other aspects of our technology. Any patents and patents that issue from these pending patent applications are expected to expire between 2038 and 2046 absent any patent term adjustments or extensions. Related to the strategic research collaboration with Merck we also co-own with Merck Sharpe & Dohme LLC 1 U.S. non-provisional patent application, 1 PCT patent application, and 5 foreign patent applications which are expected to expire in 2045 absent any patent term adjustments or extensions. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

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
•
The U.S. federal Health Insurance Portability and accountability Act of 1996 (HIPAA), among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
•
Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that require the reporting of information related to drug pricing; and state and local laws requiring certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives.

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

There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies.

In addition, there have been and continue to be a number of initiatives at the federal and state level in the United States that seek to reduce healthcare costs. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and establishes a framework for EU level joint clinical assessments, joint scientific consultations and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common health technology assessment (HTA) tools, methodologies and procedures across the EU and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (Pharma Package). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption, a patent-related regulatory safe harbor, to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force.

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

Further, the U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Reimbursement in the European Union may be more restrictive than reimbursement provided by payors in the United States. For example, a number of cancer products have been approved for reimbursement in the United States but not in certain European countries. In Europe, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries require the completion of additional health technology assessments that compare the cost- effectiveness of a particular product candidate to currently available therapies. In addition, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market or monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. . In addition, EU Member States often require the completion of additional HTAs that compare the cost-effectiveness of a particular product candidate to currently available therapies. The HTA process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of an HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, the HTA Regulation entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for EU level joint clinical assessments, joint scientific consultations and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement.

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

Facilities

Our corporate headquarters is located in San Diego, California, where we lease office and laboratory space pursuant to a lease agreement which commenced in July 2022 and expires in January 2033. At the same location, we have a separate sublease for additional office space pursuant to a lease agreement which commenced in August 2025 and expires in January 2028. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 109 full-time employees. Of these employees, 84 were engaged in research and development and 25 were engaged in general and administrative activities. As of December 31, 2025, we had 102 employees based at our headquarters in San Diego, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2025 and 2024, our net losses were $113.6 million and $69.0 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2025, we had $966.6 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Annual Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

To the extent we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. For example, we have entered into collaborations with

Merck and BMS to develop certain specified product candidates, which contains exclusive license rights in favor of Merck and BMS. If Merck or BMS decides not to pursue the collaboration, we will not receive the benefit of the milestone and royalty payments that we would otherwise potentially receive pursuant to our collaboration with Merck or BMS, as applicable, and accordingly may need to raise capital from other sources. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Our product candidates may be used in combination with other drugs, such as other immuno-oncology agents, monoclonal antibodies or other protein-based drugs or small molecule anti-cancer agents such as targeted agents or chemotherapy, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. Additionally, our product candidates could potentially cause adverse events. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products. Because all of our product candidates are derived from our platform technologies, a clinical failure of one of our product candidates may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

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

In addition, our ongoing and planned clinical trials may compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Further, because we have ongoing and planned clinical trials in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.

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

Further, the U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Risks Related to Our Collaborations and Other Strategic Agreements

Our existing collaborations with Merck and BMS are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with Merck and BMS to develop certain specified product candidates. All of our revenue to date has been derived from our existing collaboration agreements with Merck and BMS, and a significant portion of our near-term future revenue is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

We have entered into collaboration and exclusive license agreements with Merck and BMS and in the future may seek and form strategic alliances, create joint ventures or additional collaborations, or enter into acquisitions or licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates.

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

As of December 31, 2025, we had 109 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The development and commercialization of new products is highly competitive. We largely compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer and autoimmune disease. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Commission, or other regulatory approval for their products more rapidly than we may obtain approval for ours, if ever, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Moreover, with the proliferation of new drugs and therapies into oncology and autoimmune disease, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology and autoimmune disease treatments, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca, Biogene, Bristol Myers Squibb, Eli Lilly, Gilead, GlaxoSmithKline, Johnson & Johnson, Merck & Co., Novartis, Pfizer, Regeneron, Roche/Genentech, Sanofi, Takeda and Xencor. Other companies using PSMA-targeting therapeutics for the treatment of cancer include AbbVie, Amgen, AstraZeneca, Bayer, Crescendo Biologics, Eli Lilly, GlaxoSmithKline, Johnson and Johnson, Lantheus, Lava Therapeutics, Novartis, Regeneron and Vir Biotechnology. We also face competition from biologic prodrug developers such as Adagene, Chugai Pharmaceutical Co./Roche Holding AG, CytomX Therapeutics, Merck & Co., Takeda and Vir Biotechnology.

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

As of December 31, 2025, we had $138.9 million of U.S. federal NOL carryforwards and $182.9 million of state NOL carryforwards. Of the total federal NOLs, $138.4 million have an indefinite carryforward period. The remaining federal and total state NOLs have a 20-year carryforward period, and will begin to expire in 2037 unless previously utilized. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOL carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs and other applicable tax attributes carried forward may further affect the limitation in future years. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of net operating loss carryforwards is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives; and
•
European Union and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the regulatory landscape related to clinical trials in the EU has undergone recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became effective on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. In the European Union, many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, the HTA Regulation entered into application through a phased implementation. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and establishes the framework for EU level joint clinical assessments, joint scientific consultations and early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common HTA tools, methodologies and procedures across the EU, and requires them to rely on EU level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption, a patent-related regulatory safe harbor, to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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

Additionally, the U.S. Department of Justice issued a rule titled The Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, and Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered personal or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of this rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours that process key-coded clinical trial data and biospecimens.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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
•
unanticipated serious safety concerns related to immunotherapy or related to the use of our product candidates;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immunotherapy companies. Stock prices of many immunotherapy companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2025, we had 60,384,283 outstanding shares of common stock.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not been and may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We use third-party service providers to assist us from time to time in our efforts to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms (including legal counsel), cybersecurity consultants, cybersecurity software providers, and penetration testing firms.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see the section of this Annual Report on Form 10-K titled “Risk Factors”, including, but not limited to, the risk factor titled “If our internal information technology systems or sensitive information, or those of third parties with whom we work (such as CROs or other contractors or consultants), are or were compromised, we could experience adverse consequences from such compromise, including but not limited to, a material disruption of our product candidates’ development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.”

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

Item 2. Properties.

Our corporate headquarters is located in San Diego, California, where we lease office and laboratory space pursuant to a lease agreement which commenced in July 2022 and expires in January 2033. At the same location, we have a separate sublease for additional office space pursuant to a lease agreement which commenced in August 2025 and expires in January 2028. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Common Stock

As of February 24, 2026, there were 60,831,656 shares of common stock issued and held by approximately 16 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

The following stock performance graph illustrates a comparison from June 11, 2021 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2025, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The figures represented below assume an investment of $100 in our common stock at the closing price of $25.15 on June 11, 2021 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on June 11, 2021, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of December 31, 2025, we have used $121.8 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Special Note Regarding Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Additionally, our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2025 and 2024, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2023 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2024 and 2023, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technologies to our Tumor Activated T Cell Engager (TRACTr), Tumor Activated Immunomodulator (TRACIr), and Adaptive Immune Response Modulator (ARM) platforms. The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of our TRACTr and TRACIr platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets, while overcoming the liabilities associated with prior generations of TCEs. While TCE therapeutics have displayed potent anti-tumor activity in hematological cancers, developing TCEs to treat solid tumors has faced challenges due to the limitations of prior TCE technologies, namely (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our first clinical candidate, JANX007, is a prostate-specific membrane antigen (PSMA) TRACTr being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). Our second clinical candidate, JANX008, is an epidermal growth factor receptor (EGFR) TRACTr being investigated in a Phase 1 clinical trial for the treatment of multiple solid tumors. Our ARM platform builds upon our expertise to redesign bispecific T cell engagers to address the limitations of conventional approaches in autoimmune diseases and oncology. The platform is designed to enable controlled T cell activation and expansion followed by contraction, with the goal of achieving deep and durable target cell depletion while improving safety and convenience. We have initiated a Phase 1 clinical study of our CD19-ARM program (JANX011), which is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of JANX011 in healthy volunteers. JANX011 is being developed for autoimmune diseases, and the initiation of this study represents an important step in the advancement of our ARM platform from preclinical development into the clinic. We are also generating a number of additional TRACTr, TRACIr and ARM programs for potential future development, including a PSMA x CD28 TRACIr designed to enhance T cell activation and durability of JANX007in patients with mCRPC.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and development for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007 and JANX008 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO), the issuance of common stock and pre-funded common stock warrants in public and/or underwritten offerings and amounts received under a collaboration agreement with Merck.

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $113.6 million and $69.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $351.4 million.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. We recognized $10.0 million and $10.6 million of revenue under the Merck Agreement for the years ended December 31, 2025 and 2024, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands)

	Year Ended December 31,
	2025	2024	Change
Collaboration revenue	$10,000	$10,588	$(588)
Operating expenses:
Research and development	125,896	68,388	57,508
General and administrative	41,771	41,047	724
Total operating expenses	167,667	109,435	58,232
Loss from operations	(157,667)	(98,847)	(58,820)
Other income	44,042	29,853	14,189
Net loss	$(113,625)	$(68,994)	$(44,631)

Collaboration Revenue

Collaboration revenues were $10.0 million and $10.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.6 million was primarily due to an increase in milestone revenue under the Merck Agreement, offset by the completion of our research activities under the Merck Agreement in August 2024.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Direct costs:
JANX007	$24,834	$15,655	$9,179
JANX008	7,631	6,541	1,090
Preclinical stage programs and other direct unallocated costs	44,263	13,223	31,040
Total direct costs	76,728	35,419	41,309
Indirect costs	49,168	32,969	16,199
Total research and development expenses	$125,896	$68,388	$57,508

Research and development expenses were $125.9 million and $68.4 million for the years ended December 31, 2025 and 2024, respectively. The increase of $57.5 million was primarily due to increases in preclinical stage programs and other direct unallocated costs of $31.0 million, indirect costs as a result of increased compensation costs of $16.2 million, direct costs related to the development of JANX007 of $9.2 million and direct costs related to the development of JANX008 of $1.1 million.

General and Administrative Expense

General and administrative expenses were $41.8 million and $41.0 million for the years ended December 31, 2025 and 2024, respectively. The increase of $0.8 million was primarily due to increases in compensation costs of $1.6 million and other general and administrative costs of $1.7 million. This was offset by a decrease in stock-based compensation of $2.5 million as a result of incremental stock-based compensation expense taken in 2024 due to the modification of a former director and executive officer’s equity awards.

Other Income

Other income was $44.0 million and $29.9 million for the years ended December 31, 2025 and 2024, respectively. The increase of $14.1 million was due to an increased cash and cash equivalents balance resulting in increased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of December 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $967.4 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock under the Sale Agreement. As of December 31, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(82,235)	$(43,814)
Investing activities	(300,981)	(258,021)
Financing activities	4,945	713,235
Net increase (decrease) in cash, cash equivalents and restricted cash	$(378,271)	$411,400

Operating Activities

Net cash used in operating activities of $82.2 million for the year ended December 31, 2025 was primarily due to our net loss of $113.6 million and a change in operating assets and liabilities and other non-cash charges of $8.8 million, offset by $40.2 million of stock-based compensation expense. Net cash used in operating activities of $43.8 million for the year ended December 31, 2024 was primarily due to our net loss of $69.0 million and a change in operating assets and liabilities and other non-cash charges of $7.8 million, offset by $33.0 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $301.0 million for the year ended December 31, 2025 was primarily due to $300.0 million of net purchases of short-term investments and our purchase of property and equipment, primarily consisting of laboratory equipment of $1.0 million. Net cash used in investing activities of $258.0 million for the year ended December 31, 2024 was primarily due to $257.7 million of net purchases of short-term investments and our purchase of property and equipment, primarily consisting of laboratory equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities of $4.9 million for the year ended December 31, 2025 was primarily due to exercises of common stock options and from shares issued under our 2021 Employee Stock Purchase Plan (ESPP) of $5.2 million, offset by issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million. Net cash provided by financing activities of $713.2 million for the year ended December 31, 2024 was primarily due to proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs, of $698.3 million, and exercises of common stock options and from shares issued under our 2021 ESPP of $14.9 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that if a 10.0% change in interest rates had occurred on December 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that if a 10.0% change in foreign currency exchange rates had occurred on December 31, 2025, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Janux Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Janux Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Clinical Trial Expenses
Description of the Matter

The Company recorded research and development expenses of $125.9 million for the year ended December 31, 2025, which includes clinical trial expenses. Clinical trial expenses are expensed as incurred. As discussed in Note 1 to the financial statements, the Company estimates expenses incurred for clinical trials and services received and maintains a prepaid or accrual based on these estimates. The Company estimates expenses based on the progress of the clinical trials and incorporates representations from service providers about study and patient activities and expected expenses for those activities based on contracted fees with contract research organizations.

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

San Diego, California

February 26, 2026

Janux Therapeutics, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$52,334	$430,605
Short-term investments	914,233	594,568
Prepaid expenses and other current assets	9,320	8,493
Total current assets	975,887	1,033,666
Restricted cash	816	816
Property and equipment, net	3,852	4,864
Operating lease right-of-use assets	18,402	19,286
Other long-term assets	2,608	2,884
Total assets	$1,001,565	$1,061,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,971	$4,026
Accrued expenses	17,633	11,684
Current portion of operating lease liabilities	2,393	1,749
Total current liabilities	24,997	17,459
Operating lease liabilities, net of current portion	19,746	21,276
Total liabilities	44,743	38,735

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at December 31, 2025 and 2024, respectively; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at December 31, 2025 and 2024, respectively; issued shares – 60,384,283 and 59,064,606 at December 31, 2025 and 2024, respectively; outstanding shares – 60,384,283 and 59,064,606 at December 31, 2025 and 2024, respectively	60	59
Additional paid-in capital	1,303,828	1,258,316
Accumulated other comprehensive income	4,316	2,163
Accumulated deficit	(351,382)	(237,757)
Total stockholders’ equity	956,822	1,022,781
Total liabilities and stockholders’ equity	$1,001,565	$1,061,516

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$10,000	$10,588	$8,083
Operating expenses:
Research and development	125,896	68,388	54,922
General and administrative	41,771	41,047	26,140
Total operating expenses	167,667	109,435	81,062
Loss from operations	(157,667)	(98,847)	(72,979)
Other income:
Interest income	44,042	29,853	14,686
Total other income	44,042	29,853	14,686
Net loss	$(113,625)	$(68,994)	$(58,293)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities, net	2,153	1,498	2,200
Comprehensive loss	$(111,472)	$(67,496)	$(56,093)
Net loss per common share, basic and diluted	$(1.83)	$(1.28)	$(1.32)
Weighted-average shares of common stock outstanding, basic and diluted	61,966,999	53,751,480	44,016,283

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	41,616,260	$42	$432,703	$(1,535)	$(110,470)	320,740
Issuance of common stock and pre-funded common stock warrants, net of $2,495 of issuance costs	4,153,717	4	56,526	—	—	56,530
Exercise of pre-funded common stock warrants	80,257	—	—	—	—	—
Exercise of common stock options	253,545	—	2,246	—	—	2,246
Shares issued under employee stock purchase plan	90,574	—	772	—	—	772
Vesting of restricted shares	58,087	—	149	—	—	149
Stock-based compensation	—	—	20,005	—	—	20,005
Unrealized gain on available-for-sale securities, net	—	—	—	2,200	—	2,200
Net loss	—	—	—	—	(58,293)	(58,293)
Balance at December 31, 2023	46,252,440	$46	$512,401	$665	$(168,763)	$344,349
Issuance of common stock and pre-funded common stock warrants, net of $45,554 of issuance costs	11,548,094	12	697,908	—	—	697,920
Exercise of common stock options	1,152,192	1	14,175	—	—	14,176
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Shares issued under employee stock purchase plan	99,061	—	792	—	—	792
Vesting of restricted shares	10,319	—	20	—	—	20
Stock-based compensation	—	—	33,020	—	—	33,020
Unrealized gain on available-for-sale securities, net	—	—	—	1,498	—	1,498
Net loss	—	—	—	—	(68,994)	(68,994)
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of pre-funded common stock warrants	775,698	1	(1)	—	—	—
Exercise of common stock options	401,110	—	4,070	—	—	4,070
Issuance of common stock upon settlement of restricted stock units	15,588	—	—	—	—	—
Shares issued under employee stock purchase plan	127,281	—	1,222	—	—	1,222
Stock-based compensation	—	—	40,221	—	—	40,221
Unrealized gain on available-for-sale securities, net	—	—	—	2,153	—	2,153
Net loss	—	—	—		(113,625)	(113,625)
Balance at December 31, 2025	60,384,283	$60	$1,303,828	$4,316	$(351,382)	$956,822

See accompanying notes.

Janux Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(113,625)	$(68,994)	$(58,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,029	2,060	1,955
Stock-based compensation	40,221	33,020	20,005
Accretion of discounts on investments, net	(17,574)	(10,585)	(7,688)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(827)	(3,280)	210
Other long-term assets	276	(375)	(1,119)
Accounts payable	977	1,584	277
Accrued expenses	6,290	4,426	(678)
Deferred revenue	—	(1,705)	(5,922)
Operating lease right-of-use assets and liabilities, net	(2)	35	678
Net cash used in operating activities	(82,235)	(43,814)	(50,575)
Cash flows from investing activities
Purchases of property and equipment	(1,043)	(359)	(1,850)
Purchases of short-term investments	(705,222)	(470,577)	(317,344)
Maturities of short-term investments	405,284	212,915	278,000
Net cash used in investing activities	(300,981)	(258,021)	(41,194)
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	5,292	14,968	3,018
Proceeds from the issuance of common stock and pre-funded common stock warrants, net of issuance costs	(347)	698,267	56,530
Net cash provided by financing activities	4,945	713,235	59,548
Net increase (decrease) in cash, cash equivalents and restricted cash	(378,271)	411,400	(32,221)
Cash, cash equivalents and restricted cash – beginning of year	431,421	20,021	52,242
Cash, cash equivalents and restricted cash – end of period	$53,150	$431,421	$20,021

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$—	$6	$132
Unpaid issuance costs	$—	$347	$—
Vesting of restricted common stock	$—	$20	$149
Unrealized gain on available-for-sale securities, net	$2,153	$1,498	$2,200
Operating lease liabilities arising from right-of-use assets	$943	$—	$—

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

Liquidity and Capital Resources

From its inception through December 31, 2025, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr, TRACIr and ARM therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $351.4 million as of December 31, 2025. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$41,085	$41,085	$—	$—
Commercial paper	9,478		9,478	—
Total cash equivalents	50,563	41,085	9,478	—
Short-term investments:
U.S. Treasury securities	123,296	123,296		—
U.S. agency bonds	392,008		392,008	—
Corporate debt securities	317,168		317,168	—
Commercial paper	81,761		81,761	—
Total short-term investments	914,233	123,296	790,937	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$965,612	$165,197	$800,415	$—

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Assets:
Cash equivalents:
Money market funds	$427,959	$427,959	$—	$—
Total cash equivalents	427,959	427,959	—	—
Short-term investments:
U.S. Treasury securities	95,474	95,474	—	—
U.S. agency bonds	300,845	—	300,845	—
Corporate debt securities	161,997	—	161,997	—
Commercial paper	36,252	—	36,252	—
Total short-term investments	594,568	95,474	499,094	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$1,023,343	$524,249	$499,094	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$52,334	$430,605
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$53,150	$431,421

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

The following tables summarize short-term investments (in thousands):

	As of December 31, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$123,072	$233	$(9)	$123,296
U.S. agency bonds	389,831	2,195	(18)	392,008
Corporate debt securities	315,294	1,874	—	317,168
Commercial paper	81,720	47	(6)	81,761
Total	$909,917	$4,349	$(33)	$914,233

	As of December 31, 2024
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$94,984	$490	$—	$95,474
U.S. agency bonds	299,831	1,209	(195)	300,845
Corporate debt securities	161,336	696	(35)	161,997
Commercial paper	36,254	20	(22)	36,252
Total	$592,405	$2,415	$(252)	$594,568

The amortized cost and estimated fair value in the tables above exclude $6.4 million and $5.4 million of accrued interest receivable as of December 31, 2025 and 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of December 31, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$40,011	$83,285
U.S. agency bonds	162,804	229,204
Corporate debt securities	185,835	131,333
Commercial paper	81,761	—
Total	$470,411	$443,822

	As of December 31, 2024
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$57,858	$37,616
U.S. agency bonds	78,135	222,710
Corporate debt securities	—	161,997
Commercial paper	36,252	—
Total	$172,245	$422,323

As of December 31, 2025, 7 out of 124 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. From time to time, the market value of the Company’s debt securities experience declines. This is primarily attributable to economic conditions and interest rate adjustments, rather than credit-related factors. The Company does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of December 31, 2025 or December 31, 2024.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at December 31, 2025 and 2024.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the years ended December 31, 2025, 2024 and 2023, all of the Company’s revenue related to a single customer.

Property and Equipment, Net

Property and equipment, net consists of laboratory equipment, furniture and fixtures and computer equipment and software. Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method. Repairs and maintenance costs are charged to expense as incurred.

An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. For the years ended December 31, 2025, 2024 and 2023, impairment losses recognized were not material.

Deferred Revenue

When the Company is entitled to bill its customers and receive payment from its customers in advance of its obligation to provide services or transfer goods to its customers, the Company includes the amounts in deferred revenue on its balance sheets. For further discussion, refer to the Company’s revenue recognition policy below.

Leases

The Company determines if a contract contains a lease at the inception of the contract and evaluates each lease agreement to determine whether the lease is an operating or finance lease. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the accompanying balance sheets. The Company does not have any financing leases. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company does not have material short-term lease costs.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which is engaged in the research and development of a broad pipeline of novel immunotherapies. The accounting policies of the novel immunotherapies segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is reported on the statement of operations and comprehensive loss as net loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s balance sheets to determine funding for its research and development. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and pre-clinical studies as well as forecasted expenses for clinical and pre-clinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States. All revenue recognized to date has been derived from the Company’s existing collaboration agreement with Merck Sharp & Dohme Corp (“Merck”) (as defined and described in Note 5).

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, including pre-funded common stock warrants that were issued in underwritten offerings and vested RSUs for which deferred settlement was elected (Note 4), without consideration for potentially dilutive securities. The pre-funded common stock warrants are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and the shares are issuable for little or no consideration. The Company has excluded weighted-average unvested shares of 3,645 shares and 27,458 shares from the weighted-average number of shares of common stock outstanding for the years ended December 31, 2024 and 2023, respectively. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of December 31,
	2025	2024	2023
Common stock options outstanding	9,547,659	8,873,071	7,989,192
Unvested RSUs	704,869	341,847	—
Unvested common stock	—	—	10,319
Employee stock purchase plan shares	19,452	19,140	13,796
Total potentially dilutive shares	10,271,980	9,234,058	8,013,307

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025 and the adoption of the standard had no material impact on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Company adopted ASU 2023-09 retrospectively on January 1, 2025 and the adoption of the standard affects only our disclosures and does not impact our results of operations or financial condition.

Accounting Pronouncements Pending Adoption

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The new standard clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for the Company for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Interest receivable	$6,428	$5,381
Prepaid research and development	1,854	2,354
Other prepaid expenses	1,038	758
Prepaid expenses and other current assets	$9,320	$8,493

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2025	2024
Laboratory equipment	$9,317	$8,360
Furniture and fixtures	792	792
Computer equipment and software	710	658
Assets not placed in service	—	6
Total property and equipment	10,819	9,816
Less: accumulated depreciation	(6,967)	(4,952)
Property and equipment, net	$3,852	$4,864

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued research and development	$12,099	$6,200
Accrued compensation	4,590	4,566
Other accrued expenses	944	918
Accrued expenses	$17,633	$11,684

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

Future minimum noncancelable operating lease payments as of December 31, 2025 are as follows (in thousands):

2026	$4,052
2027	4,173
2028	3,868
2029	3,945
2030	4,064
Thereafter	8,863
Total minimum lease payments	28,965
Less: Imputed interest	(6,826)
Total operating lease liabilities	22,139
Less: Current portion of operating lease liabilities	(2,393)
Operating lease liabilities, net of current portion	$19,746

The Company's operating leases had a weighted-average remaining lease term of 6.9 years and a weighted-average discount rate of 8% as of December 31, 2025. Operating lease expense included in the measurement of lease liabilities for years ended December 31, 2025, 2024 and 2023 was $3.6 million, $3.4 million and $3.4 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $3.6 million, $3.4 million and $2.8 million, respectively.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2025, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Sale Agreement. There was no activity from the Sale Agreement during the year ended December 31, 2025. As of December 31, 2025, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and together with the 2017 Plan the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2025, there were 13,571,381 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Stock Options

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	7,989,192	$12.08	7.8	$16,733
Granted	2,359,363	$15.07
Exercised	(1,152,192)	$12.30
Forfeited or cancelled	(323,292)	$13.10
Outstanding at December 31, 2024	8,873,071	$12.81	7.2	$361,595
Granted	1,734,261	$46.31
Exercised	(401,110)	$10.15
Forfeited or cancelled	(658,563)	$27.84
Outstanding at December 31, 2025	9,547,659	$17.97	6.7	$29,596
Vested and expected to vest at December 31, 2025	9,547,659	$17.97	6.7	$29,596
Exercisable at December 31, 2025	6,677,914	$12.28	5.9	$26,985

The weighted-average grant date fair value per share of option grants for the years ended December 31, 2025, 2024 and 2023 was $38.10, $11.30 and $10.02, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $6.7 million, $45.6 million and $1.9 million, respectively. As of December 31, 2025, total unrecognized stock-based compensation cost associated with option grants was $57.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.3 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants under the Plans were as follows:

Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.8% – 4.4%	3.6% – 4.6%	3.5% – 4.7%
Expected volatility	97% – 104%	83% – 106%	82% – 87%
Expected term (in years)	5.3 – 10.0	5.3 – 6.1	5.3 – 6.1
Expected dividend yield	—	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Restricted Stock Units

A summary of the Company’s RSU activity under the 2021 Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	$—
Granted	344,347	$58.95
Vested	(2,500)	$39.80
Forfeited or cancelled	—	$—
Outstanding at December 31, 2024	341,847	$59.09
Granted	473,080	$42.04
Vested	(15,588)	$45.80
Forfeited or cancelled	(94,470)	$52.25
Outstanding at December 31, 2025(1)	704,869	$48.86

(1)
This amount includes 18,296 vested and unsettled RSUs granted to the Company’s non-employee directors who have elected deferred settlement of the RSUs to a specified date following the first to occur of (i) the date that is 30 days following the date of the director's separation from service for any reason, or (ii) a change in control event.

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of December 31, 2025, total unrecognized stock-based compensation cost associated with RSUs was $25.7 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years. The Company did not have any RSU activity during the year ended December 31, 2023.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). For the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense related to the ESPP was $1.1 million, $0.8 million and $0.9 million, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to the ESPP was $1.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.6 years.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$19,427	$9,718	$7,873
General and administrative	20,794	23,302	12,132
Total	$40,221	$33,020	$20,005

Modification of Equity Awards

In July 2024, and in connection with the resignation of a former director, the board of directors, upon the recommendation from the compensation committee of the board of directors, approved the following modifications to the terms of the former director’s outstanding equity awards: (a) acceleration of the vesting of all unvested stock options and RSUs in full, effective as of the former director's resignation date; and (b) extension of the post-termination exercise period for outstanding options until the earlier of the third anniversary of such resignation date or the original expiration date of such options, subject to the Company’s ability to take any actions permitted under the 2021 Plan. The incremental stock-based compensation expense resulting from these modifications recognized during the year ended December 31, 2024 was $0.7 million. There was no stock-based compensation expense resulting from these modifications recognized during the year ended December 31, 2025.

In August 2024, and in connection with the resignation of a former executive officer, the compensation committee of the board of directors approved the following modifications to the terms of the former officer’s outstanding equity awards: (a) acceleration of the vesting of unvested stock options such that the number of options that would have vested through June 30, 2026, became vested and exercisable, with such acceleration deemed effective as of December 31, 2024, subject to service conditions described within a transition and consulting agreement with the former officer; and (b) extension of the post-termination exercise period for outstanding options until the earlier of December 31, 2027 or the original expiration date of such options, subject to the Company’s ability to take any actions permitted under the Plans, as applicable. The incremental stock-based compensation expense resulting from these modifications recognized during the year ended December 31, 2024 was $8.7 million. There was no stock-based compensation expense resulting from these modifications recognized during the year ended December 31, 2025.

Unvested Stock Liabilities

A summary of the Company’s unvested shares and unvested stock liabilities is as follows (in thousands, except share data):

	Number of Unvested Shares	Weighted-Average Grant Date Fair Value	Unvested Stock Liabilities
Balance at December 31, 2023	10,319	$1.57	$20
Vested shares	(10,319)	$1.57	(20)
Balance at December 31, 2024	—	$—	$—

There were no unvested shares or unvested stock liabilities during the year ended December 31, 2025.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2025	2024	2023
Common stock options outstanding	9,547,659	8,873,071	7,989,192
RSUs outstanding	704,869	341,847	—
Shares available for issuance under the Plans	6,630,582	5,131,660	5,198,941
Shares available for issuance under the ESPP	1,969,681	1,506,316	1,142,750
Pre-funded common stock warrants outstanding	1,901,075	2,676,804	503,226
Total	20,753,866	18,529,698	14,834,109

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

5. Research Collaboration and Exclusive License Agreement with Merck

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

In June 2024, a developmental milestone of $7.5 million related to the First Collaboration Target was achieved, at which time the Company recognized the associated revenue. In August 2025, a developmental milestone of $10.0 million related to the First Collaboration Target was achieved, at which time the Company recognized the associated revenue. All other future potential milestone payments are considered constrained as of December 31, 2025 as they are uncertain in nature and highly dependent on factors outside of the Company's control until the underlying events occur or the associated approvals are received.

The Company recognized $10.0 million, $10.6 million and $8.1 million of revenue under the Merck Agreement for the years ended December 31, 2025, 2024 and 2023, respectively. The Company's performance obligations related to the Collaboration Targets were completed as of December 31, 2025.

6. Income Taxes

The Company has not recorded a current or deferred tax expense or benefit nor has it paid cash taxes to any jurisdiction for the years ended December 31, 2025, 2024 or 2023. The net losses for the years ended December 31, 2025, 2024 and 2023 were generated solely in the United States.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

A reconciliation of the Company’s income tax expense (benefit) to the amount computed by applying the federal statutory income tax rate is summarized as follows (in thousands, except %):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes (benefit) at statutory rates	$(23,861)	21.0%	$(14,489)	21.0%	$(12,242)	21.0%
State and local income taxes, net of federal benefit (1)	(415)	0.4%	(406)	0.6%	(217)	0.4%
Foreign tax effects	—	0.0%	—	0.0%	—	0.0%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%	—	0.0%	—	0.0%
Effect of cross-border tax laws	—	0.0%	—	0.0%	—	0.0%
Tax credits
R&D Credits	(3,695)	3.3%	(4,513)	6.5%	(3,367)	5.8%
Change in valuation allowances	21,765	(19.2%)	17,762	(25.7%)	11,078	(19.0%)
Nontaxable or nondeductible items
Equity compensation	1,518	(1.3%)	(4,112)	6.0%	1,324	(2.3%)
Officer's compensation	3,293	(2.9%)	4,113	(6.0%)	2,157	(3.7%)
Permanent Differences	57	0.0%	111	(0.2%)	86	(0.1%)
Changes in unrecognized tax benefits	1,338	(1.3%)	1,534	(2.2%)	1,058	(1.9%)
Other, net	—	0.0%	—	0.0%	123	(0.2%)
Income tax expense (benefit)	$—	0.0%	$—	0.0%	$—	0.0%

(1)
State taxes in California made up the majority (greater than 50%) of the tax effect in this category for 2025, 2024 and 2023.

Significant components of the Company's net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$42,022	$25,676
Capitalized research and development	27,653	26,615
Lease liability	4,959	5,961
Research and development credit carryforwards	15,323	11,286
Stock-based compensation	5,860	3,712
Other	154	152
Total deferred tax assets	95,971	73,402
Valuation allowance	(90,014)	(66,740)
Net deferred tax assets	5,957	6,662
Deferred tax liabilities:
ROU asset	(4,122)	(4,993)
Property and equipment	(778)	(1,008)
Unrealized gains	(967)	(560)
Other	(90)	(101)
Total gross deferred tax liabilities	(5,957)	(6,662)
Net deferred tax assets	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company maintains a full valuation allowance against its deferred tax assets at December 31, 2025, 2024, and 2023. During the year ended December 31, 2025, the valuation allowance increased by $23.3 million.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

At December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $138.9 million and $182.9 million, respectively. Federal NOL carryforwards totaling $0.5 million begin to expire in 2037, unless previously utilized, and federal NOL carryforwards of $138.4 million generated after 2017, may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $182.9 million begin to expire in 2037, unless previously utilized. In addition, the Company also has federal and state research and development (“R&D”) credit carryforwards totaling $14.6 million and $7.4 million respectively. The federal R&D credit carryforwards will begin to expire in 2037 unless previously utilized. The state R&D credit carryforwards do not expire.

Utilization of the Company's NOL and R&D credit carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed such an ownership change analysis pursuant to Section 382 of the Code and therefore has established a full valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the effective tax rate..

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$4,031	$2,389	$1,273
Increases related to prior year tax positions	—	—	126
Increases related to current year tax positions	1,449	1,642	990
Balance at end of year	$5,480	$4,031	$2,389

The Company had no accrual for interest or penalties on the Company's balance sheets at December 31, 2025 or 2024, and has not recognized interest and/or penalties in the statement of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $5.5 million and $4.0 million, respectively, which if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance.

The Company is subject to taxation in the United States and various state jurisdictions. All of the Company's tax years are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. Further, the Company is not currently under examination by any federal, state or local tax authority.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The provisions of the OBBBA became effective for the Company during the year ended December 31, 2025. The new tax law did not have a material impact on the Company's current or future effective rate for income taxes or cash taxes paid.

7. 401(k) Plan

Effective April 2021, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code available to eligible employees. Employee contributions are voluntary and determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Under the plan, the Company makes a mandatory annual contribution of up to 3% of eligible employees’ compensation. Employer contributions for the years ended December 31, 2025, 2024 and 2023 were $0.6 million, $0.4 million and $0.4 million, respectively.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

8. Subsequent Events

In January 2026, the Company entered into an exclusive license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (“BMS”) to develop an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types. Under the BMS Agreement, BMS received an exclusive worldwide license, under the relevant patents and know-how owned or in-licensed by the Company, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the collaboration target. In addition, the Company is responsible for conducting, at its own expense and pursuant to an agreed joint development plan, pre-clinical development until Investigational New Drug application ("IND") submission for the collaboration target. In return, the Company will receive an upfront payment of $15.0 million and will be eligible to receive $785.0 million in additional payments contingent upon successful completion of certain milestones, including $35.0 million related to a near term milestone. The Company is also entitled to tiered royalties on global product sales, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Janux Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Janux Therapeutics Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Janux Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 26, 2026

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

Appointment of Janeen Doyle as Interim Principal Accounting Officer

On February 25, 2026, in connection with Ms. Dobek’s temporary leave from the Company, the Board appointed Janeen Doyle, the Company’s Chief Corporate Business Development Officer, as the Company’s Interim Principal Accounting Officer (PAO), effective as of February 25, 2026.

Ms. Doyle, age 48, joined the Company in May 2025, is currently serving as our Chief Corporate Business Development Officer and in such capacity oversees the Company's accounting function. Prior to joining the Company, Ms. Doyle served in various roles at Flagship Pioneering from June 2024 to May 2025, most recently as Senior Partner and Senior Vice President. Prior to Flagship, Ms. Doyle spent over 15 years at Bristol Myers Squibb and Celgene, most recently serving Senior Vice President of Strategy and Business Development. Ms. Doyle holds a Bachelor of Science in biology from Moravian University and Masters in Business Administration from the University of Scranton.

There are no arrangements or understandings between Ms. Doyle and any other persons pursuant to which she was appointed as PAO, respectively. There are no family relationships between Ms. Doyle and any of the Company’s directors or executive officers and Ms. Doyle has no direct or indirect material interest in any transaction required to be disclosed by the Company pursuant to Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in the sections headed "Election of Directors" and "Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2025 (Proxy Statement) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

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

10.12+

Employment Agreement, by and between the Registrant and Zachariah McIver, D.O., Ph.D., dated April 24, 2023 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).

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

10.21+

Employment Agreement, by and between the Registrant and Janeen Doyle, dated May 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025).

19.1	Janux Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
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

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

#

The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary

Not applicable.

Janux Therapeutics, Inc.

Notes to Financial Statements - (Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JANUX THERAPEUTICS, INC.

Date: February 26, 2026	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Campbell and Janeen Doyle, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Campbell, Ph.D.	President and Chief Executive Officer and Director	February 26, 2026
David Campbell, Ph.D.	(Principal Executive and Financial Officer)

/s/ Janeen Doyle	Chief Corporate and Business Development Officer	February 26, 2026
Janeen Doyle	(Principal Accounting Officer)

/s/ Ron Barrett, Ph.D.	Chairperson of the Board of Directors	February 26, 2026
Ron Barrett, Ph.D.

/s/ Vickie Capps	Director	February 26, 2026
Vickie Capps

/s/ Eric Dobmeier	Director	February 26, 2026
Eric Dobmeier

/s/ Sheila Gujrathi, M.D.	Director	February 26, 2026
Sheila Gujrathi, M.D.

/s/ Natasha Hernday	Director	February 26, 2026
Natasha Hernday

/s/ Winston Kung	Director	February 26, 2026
Winston Kung

/s/ Alana McNulty	Director	February 26, 2026
Alana McNulty

/s/ Jake Simson, Ph.D.	Director	February 26, 2026
Jake Simson, Ph.D.