Form 10-Q
period 2026-03-31
Janux Therapeutics, Inc.
filed 2026-05-07
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the Registrant had 60,984,354 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$51,828	$52,334
Accounts receivable, net	35,000	—
Short-term investments	904,558	914,233
Prepaid expenses and other current assets	10,663	9,320
Total current assets	1,002,049	975,887
Restricted cash	816	816
Property and equipment, net	3,546	3,852
Operating lease right-of-use assets	17,870	18,402
Other long-term assets	3,944	2,608
Total assets	$1,028,225	$1,001,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,376	$4,971
Accrued expenses	15,476	17,633
Current portion of deferred revenue	37,591	—
Current portion of operating lease liabilities	2,472	2,393
Total current liabilities	58,915	24,997
Deferred revenue, net of current portion	8,676	—
Operating lease liabilities, net of current portion	19,099	19,746
Total liabilities	86,690	44,743

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at March 31, 2026 and December 31, 2025; issued and outstanding shares – 60,865,458 and 60,384,283 at March 31, 2026 and December 31, 2025, respectively	60	60
Additional paid-in capital	1,316,642	1,303,828
Accumulated other comprehensive income	576	4,316
Accumulated deficit	(375,743)	(351,382)
Total stockholders’ equity	941,535	956,822
Total liabilities and stockholders’ equity	$1,028,225	$1,001,565

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$3,733	$—
Operating expenses:
Research and development	26,813	25,055
General and administrative	11,133	9,842
Total operating expenses	37,946	34,897
Loss from operations	(34,213)	(34,897)
Other income:
Interest income	9,852	11,389
Total other income	9,852	11,389
Net loss	$(24,361)	$(23,508)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(3,740)	1,593
Comprehensive loss	$(28,101)	$(21,915)
Net loss per common share, basic and diluted	$(0.39)	$(0.38)
Weighted-average shares of common stock outstanding, basic and diluted	62,665,717	61,791,721

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	60,384,283	$60	$1,303,828	$4,316	$(351,382)	$956,822
Exercise of common stock options	360,719	—	3,545	—	—	3,545
Issuance of common stock upon settlement of restricted stock units	120,456	—	—	—	—	—
Stock-based compensation	—	—	9,269	—	—	9,269
Unrealized loss on available-for-sale securities, net	—	—	—	(3,740)	—	(3,740)
Net loss	—	—	—	—	(24,361)	(24,361)
Balance at March 31, 2026	60,865,458	$60	$1,316,642	$576	$(375,743)	$941,535

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of common stock options	103,884	—	901	—	—	901
Stock-based compensation	—	—	10,702	—	—	10,702
Unrealized gain on available-for-sale securities, net	—	—	—	1,593	—	1,593
Net loss	—	—	—	—	(23,508)	(23,508)
Balance at March 31, 2025	59,168,490	$59	$1,269,919	$3,756	$(261,265)	$1,012,469

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(24,361)	$(23,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	469	519
Stock-based compensation	9,269	10,702
Accretion of discounts on investments, net	(2,624)	(4,221)
Changes in operating assets and liabilities:
Accounts receivable	(35,000)	—
Prepaid expenses and other current assets	(1,343)	(700)
Other long-term assets	(1,336)	92
Accounts payable	(1,612)	(1,637)
Accrued expenses	(2,030)	1,734
Deferred revenue	46,267	—
Operating lease right-of-use assets and liabilities, net	(36)	(5)
Net cash used in operating activities	(12,337)	(17,024)
Cash flows from investing activities
Purchases of property and equipment	(273)	(371)
Purchases of short-term investments	(112,751)	(371,291)
Maturities of short-term investments	121,310	31,270
Net cash provided by (used in) investing activities	8,286	(340,392)
Cash flows from financing activities
Proceeds from exercise of common stock options	3,545	901
Payments of issuance costs	—	(347)
Net cash provided by financing activities	3,545	554
Net decrease in cash, cash equivalents and restricted cash	(506)	(356,862)
Cash, cash equivalents and restricted cash – beginning of year	53,150	431,421
Cash, cash equivalents and restricted cash – end of period	$52,644	$74,559

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$25	$237
Unrealized gain (loss) on available-for-sale securities, net	$(3,740)	$1,593

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

Liquidity and Capital Resources

From its inception through March 31, 2026, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr, TRACIr and ARM therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $375.7 million as of March 31, 2026. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2026:
Assets:
Cash equivalents:
Money market funds	$43,663	$43,663	$—	$—
Total cash equivalents	43,663	43,663	—	—
Short-term investments:
U.S. Treasury securities	146,447	146,447	—	—
U.S. agency bonds	431,208		431,208	—
Corporate debt securities	284,034		284,034	—
Commercial paper	42,869		42,869	—
Total short-term investments	904,558	146,447	758,111	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$949,037	$190,926	$758,111	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$41,085	$41,085	$—	$—
Commercial paper	9,478	—	9,478	—
Total cash equivalents	50,563	41,085	9,478	—
Short-term investments:
U.S. Treasury securities	123,296	123,296	—	—
U.S. agency bonds	392,008	—	392,008	—
Corporate debt securities	317,168	—	317,168	—
Commercial paper	81,761	—	81,761	—
Total short-term investments	914,233	123,296	790,937	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$965,612	$165,197	$800,415	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$51,828	$52,334
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$52,644	$53,150

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

The following tables summarize short-term investments (in thousands):

	As of March 31, 2026
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$147,032	$34	$(619)	$146,447
U.S. agency bonds	430,782	1,048	(622)	431,208
Corporate debt securities	283,272	777	(15)	284,034
Commercial paper	42,896	1	(28)	42,869
Total	$903,982	$1,860	$(1,284)	$904,558

	As of December 31, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$123,072	$233	$(9)	$123,296
U.S. agency bonds	389,831	2,195	(18)	392,008
Corporate debt securities	315,294	1,874	—	317,168
Commercial paper	81,720	47	(6)	81,761
Total	$909,917	$4,349	$(33)	$914,233

The amortized cost and estimated fair value in the tables above exclude $7.5 million and $6.4 million of accrued interest receivable as of March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of March 31, 2026
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$18,010	$128,437
U.S. agency bonds	217,840	213,368
Corporate debt securities	217,787	66,247
Commercial paper	42,869	—
Total	$496,506	$408,052

	As of December 31, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$40,011	$83,285
U.S. agency bonds	162,804	229,204
Corporate debt securities	185,835	131,333
Commercial paper	81,761	—
Total	$470,411	$443,822

As of March 31, 2026, 53 out of 128 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

basis. From time to time, the market value of the Company’s debt securities experience declines. This is primarily attributable to economic conditions and interest rate adjustments, rather than credit-related factors. The Company does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of March 31, 2026 or December 31, 2025.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at March 31, 2026 or December 31, 2025.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the three months ended March 31, 2026, all of the Company’s revenue related to a single customer. As of March 31, 2026 and December 31, 2025, all of the Company’s accounts receivable, if any, relate to a single customer. The Company did not recognize any revenue for the three months ended March 31, 2025.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Revenue Recognition

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as detailed below.

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

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. Certain arrangements may include reimbursement of research and development or other costs. Such reimbursements are included in the transaction price based on the Company’s estimate of amounts expected to be received. If an element of variability exists, the Company must estimate the consideration it expects to receive and uses that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

performance obligation. For each distinct performance obligation, revenue is recognized when (or as) the Company transfers control of the product or the service applicable to such performance obligation.

For performance obligations satisfied over time, the Company recognizes revenue using an input method that measures progress based on costs incurred relative to total estimated costs, when that method best depicts the transfer of control of goods or services to the customer. Estimates of total costs are reviewed and updated each reporting period.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which is engaged in the research and development of a broad pipeline of novel immunotherapies. The accounting policies of the novel immunotherapies segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is reported on the statement of operations and comprehensive loss as net loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s condensed balance sheets to determine funding for its research and development. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and pre-clinical studies as well as forecasted expenses for clinical and pre-clinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States. All revenue recognized to date has been derived from the Company’s existing collaboration agreements with Merck Sharp & Dohme Corp. (“Merck”) and Bristol-Myers Squibb Company (“BMS”) (as defined and described in Note 5).

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of March 31,
	2026	2025
Common stock options outstanding	10,386,109	9,995,064
Unvested RSUs	1,142,055	603,132
Employee stock purchase plan shares	55,909	78,772
Total potentially dilutive shares	11,584,073	10,676,968

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new standard refines the scope of derivative accounting under ASC 815 by expanding an existing scope exception to exclude certain non-exchange traded contracts with underlyings based on the operations or activities of one of the contract parties from derivative classification. The ASU also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. Entities may adopt prospectively for new or modified contracts after the adoption date, or modified retrospectively for contracts outstanding at adoption with a cumulative-effect adjustment to opening retained earnings. The Company early adopted ASU 2025-07 on January 1, 2026 and the adoption of the standard had no material impact on its financial statements and related disclosures.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Interest receivable	$7,463	$6,428
Prepaid research and development	2,307	1,854
Other prepaid expenses	893	1,038
Prepaid expenses and other current assets	$10,663	$9,320

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$9,267	$9,317
Furniture and fixtures	792	792
Computer equipment and software	664	710
Assets not placed in service	175	—
Total property and equipment	10,898	10,819
Less: accumulated depreciation	(7,352)	(6,967)
Property and equipment, net	$3,546	$3,852

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development	$12,387	$12,099
Accrued compensation	2,248	4,590
Other accrued expenses	841	944
Accrued expenses	$15,476	$17,633

3. Commitments and Contingencies

License Agreement with WuXi Biologics (Hong Kong) Limited

In April 2021, the Company entered into a cell line license agreement (“Cell Line License Agreement”) with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), pursuant to which the Company received a non-exclusive, worldwide, sublicensable

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Future minimum noncancelable operating lease payments as of March 31, 2026 are as follows (in thousands):

2026 (remaining)	$3,051
2027	4,173
2028	3,868
2029	3,945
2030	4,064
Thereafter	8,864
Total minimum lease payments	27,965
Less: Imputed interest	(6,394)
Total operating lease liabilities	21,571
Less: Current portion of operating lease liabilities	(2,472)
Operating lease liabilities, net of current portion	$19,099

The Company's operating leases had a weighted-average remaining lease term of 6.7 years and a weighted-average discount rate of 8.0% as of March 31, 2026. Operating lease expense included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.9 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.9 million, respectively.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Sale Agreement. There was no activity from the Sale Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Plan allows for the early exercise of stock options, which may be subject to repurchase by the Company at the original exercise price. Upon the effectiveness of the 2021 Plan defined and described below, no further grants will be made under the 2017 Plan. Any outstanding awards granted under the 2017 Plan will remain subject to the terms of the 2017 Plan and applicable award agreements.

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and, together with the 2017 Plan, the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2026, there were 13,571,381 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Stock Options

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,547,659	$17.97	6.7	$29,596
Granted	1,715,370	$13.68
Exercised	(360,719)	$9.83
Forfeited or cancelled	(516,201)	$24.36
Outstanding at March 31, 2026	10,386,109	$17.22	6.6	$28,499
Vested and expected to vest at March 31, 2026	10,386,109	$17.22	6.6	$28,499
Exercisable at March 31, 2026	6,879,861	$14.49	5.5	$26,264

The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2026 and 2025 was $11.19 and $43.55, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2026 and 2025 was $1.7 million and $3.0 million, respectively. As of March 31, 2026, total unrecognized stock-based compensation cost associated with option grants was $61.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted under the Plans were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.7% – 3.9%	4.0% – 4.4%
Expected volatility	102% – 103%	103% – 104%
Expected term (in years)	6.1	6.1 – 10.0
Expected dividend yield	—	—

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Restricted Stock Units

A summary of the Company’s RSU activity under the 2021 Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	704,869	$48.86
Granted	694,680	$13.71
Vested and settled	(120,456)	$57.56
Forfeited or cancelled	(117,892)	$35.95
Outstanding at March 31, 2026(1)	1,161,201	$28.24

(1)
This amount includes 19,146 vested and unsettled RSUs granted to the Company’s non-employee directors who have elected deferred settlement of the RSUs to a specified date following the first to occur of (i) the date that is 30 days following the date of the director's separation from service for any reason, or (ii) a change in control event.

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of March 31, 2026, total unrecognized stock-based compensation cost associated with RSUs was $28.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.3 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three months ended March 31, 2026 and 2025. As of March 31, 2026, total unrecognized stock-based compensation expense related to the ESPP was $1.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.4 years.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$4,540	$5,199
General and administrative	4,729	5,503
Total	$9,269	$10,702

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	March 31, 2026	December 31, 2025
Common stock options outstanding	10,386,109	9,547,659
RSUs outstanding	1,161,201	704,869
Shares available for issuance under the Plans	7,873,839	6,630,582
Shares available for issuance under the ESPP	2,573,523	1,969,681
Pre-funded common stock warrants outstanding	1,901,075	1,901,075
Total	23,895,747	20,753,866

5. Collaboration Revenue

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

parties have the right to terminate the agreement for an uncured material breach, certain illegal or unethical activities, and insolvency of the other party. Upon expiration of the agreement but not early termination thereof, and provided all payments due under the agreement have been made, Merck’s exclusive licenses under the agreement will become fully paid-up and perpetual.

Under the Merck Agreement, the Company recognized no revenue for each of the three months ended March 31, 2026 and 2025. The Company's performance obligations related to the First Collaboration Target and Second Collaboration Target were completed in March 2023 and August 2024, respectively.

Exclusive License and Collaboration Agreement with BMS

In January 2026, the Company entered into an exclusive license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (“BMS”) to develop and commercialize an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types (“BMS Collaboration Target”). Under the BMS Agreement, the Company granted BMS an exclusive, sublicensable, royalty-bearing license, under the relevant patents and know-how owned or in-licensed by the Company, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the BMS Collaboration Target (“Licensed Compounds”, and products containing Licensed Compounds, “Licensed Products”) worldwide for all uses. The Company is responsible for conducting, at the Company’s own expense and pursuant to an agreed joint development plan, pre-clinical development until IND submission for one Licensed Compound. In addition the Company will manufacture and supply Licensed Products to BMS for early clinical development leading up to IND submission. Thereafter, BMS will have the sole right, at its own expense, to develop, manufacture and commercialize Licensed Products. BMS is obligated to use commercially reasonable efforts to develop and seek regulatory approval of and commercialize at least one Licensed Product in the United States. As consideration for the rights granted to BMS under the BMS Agreement, the Company received an upfront payment of $15.0 million, will receive a $35.0 million payment related to a developmental milestone achieved in March 2026 and upon achievement of certain development, regulatory and sales milestones, will be eligible to receive up to $750.0 million in additional milestone payments. In addition, BMS is obligated to make tiered royalty payments to the Company based on annual net sales of Licensed Products, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions. Such royalty obligation is on a Licensed Product-by-Licensed Product and country-by-country basis, beginning on the first commercial sale of a Licensed Product in a country and expiring on the latest of (i) 10 years from such first commercial sale in such country, (ii) the expiration of the last to expire valid claim of the relevant patents in such country or (iii) expiration of regulatory exclusivity for such Licensed Product in such country.

The BMS Agreement will remain in effect until it expires on a Licensed Product-by-Licensed Product and country-by-country basis with the expiration of the applicable royalty term. Each party may terminate the BMS Agreement for the uncured material breach or bankruptcy of the other party. BMS may also terminate the BMS Agreement for safety reasons and for convenience, and the Company may terminate the BMS Agreement for BMS’ cessation of development and commercial activities for Licensed Products. Upon termination of the BMS Agreement, all rights and licenses granted to BMS for the Licensed Compounds and Licensed Products will terminate. The Company determined that forfeiture of the exclusive license rights upon early termination by BMS for convenience represents a substantive termination penalty given the value reverted back to the Company in being able to license any Licensed Compounds and Licensed Products to another end customer. Therefore, the Company has enforceable rights throughout the term of the contract.

The Company concluded that BMS represented a customer and has accounted for the initial units of account in accordance with ASC 606. The Company evaluated the promised goods and services in the BMS Agreement and determined that the license to the Company’s intellectual property granted to BMS, research and development activities, and manufacture and supply of Licensed Products to BMS for early clinical development represented one combined performance obligation. Given the preclinical stage of the underlying intellectual property, the Company determined that BMS cannot benefit from the license separately from the research and early clinical manufacturing and supply activities as these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the entire transaction price was allocated to that single performance obligation. As it relates to the identified performance obligation, the Company recognizes revenue using the cost-to-cost method, as it appropriately depicts the transfer of control to BMS over time. Under the cost-to-cost method, revenue is recognized based on the percentage of actual costs incurred relative to total estimated costs required to satisfy the performance obligation, applied to the estimated transaction price.

In accordance with ASC 606, the Company determined the initial transaction price under the BMS Agreement to be $57.3 million, which is comprised of the non-refundable upfront payment of $15.0 million, $35.0 million related to a developmental milestone achieved in March 2026, at which time the Company had an unconditional right to the consideration, and a total of $7.3 million aggregate estimated reimbursable expenses associated with certain research and development activities the Company is

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

required to perform under the BMS Agreement up to the point of IND submission. The variable consideration related to estimated reimbursable future research expenses was included in the transaction price under the expected value method based on the Company’s best estimate of the amount to be received as part of the joint development plan. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2026 was $53.6 million.

The Company concluded that there was not a significant financing component under the BMS Agreement. As of March 31, 2026, with respect to the remaining variable consideration within the BMS Agreement, including all other future development milestone payments and sales milestone payments, the Company did not determine that these payments were not probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is not included in the transaction price at March 31, 2026. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

Under the BMS Agreement, the Company recognized $3.7 million of revenue for the three months ended March 31, 2026. As of March 31, 2026, aggregate deferred revenue related to the BMS Agreement was $46.3 million, $37.6 million of which was classified as current. The Company had $35.0 million of accounts receivable outstanding under the BMS Agreement as of March 31, 2026. The remaining performance obligations under the BMS Agreement relate to the Company’s conduct of research services for the BMS Collaboration Target. The Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.6 years as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), on February 26, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Furthermore, past operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technologies to our Tumor Activated T Cell Engager (TRACTr), Tumor Activated Immunomodulator (TRACIr), and Adaptive Immune Response Modulator (ARM) platforms. The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of our TRACTr and TRACIr platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets while overcoming the liabilities associated with prior generations of TCEs. While TCE therapeutics have demonstrated potent anti-tumor activity in hematological cancers, development in solid tumors has been limited by challenges associated with prior TCE technologies, including (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our lead clinical candidate, JANX007, is a prostate-specific membrane antigen (PSMA)-targeted TRACTr being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). We are also advancing JANX014, a double-masked PSMA-targeted TRACTr, which entered clinical evaluation in April 2026. In addition, we are developing JANX013, a PSMA-targeted TRACIr incorporating CD28 costimulation, which is planned to enter clinical development in the second half of 2026. Our ARM platform builds upon our expertise to redesign bispecific T cell engagers to address the limitations of conventional approaches in autoimmune diseases and oncology. The platform is designed to enable controlled T cell activation and expansion followed by contraction, with the goal of achieving deep and durable target cell depletion while improving safety and convenience. In February 2026, we initiated a Phase 1 clinical study of our CD19-ARM program (JANX011), which is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of JANX011 in healthy volunteers. JANX011 is being developed for autoimmune diseases, and the initiation of this study represents an important step in the advancement of our ARM platform from preclinical development into the clinic. We are also generating a number of additional TRACTr, TRACIr and ARM programs for potential future development. In April 2026, we announced the decision to voluntarily discontinue further clinical development of JANX008, an epidermal growth factor receptor (EFGR)-targeted TRACTr program, following internal review of the data from the Phase 1a portion of the study because the overall magnitude and consistency of activity were not sufficient to support continued development relative to other pipeline programs and we have determined to prioritize development resources toward other pipeline opportunities.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and development for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007, JANX011 and JANX014 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO), the issuance of common stock and pre-funded common stock warrants in public and/or underwritten offerings and amounts received under collaboration agreements with Merck Sharp & Dohme Corp. (Merck) and Bristol-Myers Squibb Company (BMS).

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $24.4 million and $23.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $375.7 million.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our clinical and preclinical studies and our expenditures on other research and development activities and the timing of any revenue recognition under our collaboration agreements with Merck and BMS. We expect our expenses and operating losses will increase substantially and that we will continue to incur significant losses for the foreseeable future as we conduct our ongoing and planned research and development activities and conduct preclinical studies and clinical trials, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company.

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

Our Research Collaboration with BMS

In January 2026, we entered into an exclusive license and collaboration agreement (the BMS Agreement) with Bristol-Myers Squibb Company (BMS) to develop an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types. Under the BMS Agreement, BMS received an exclusive worldwide license, under the relevant patents and know-how owned or in-licensed by us, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the collaboration target. In addition, we are responsible for conducting, at our own expense and pursuant to an agreed joint development plan, pre-clinical development until Investigational New Drug application (IND) submission for the collaboration target. In return, we have received an upfront payment of $15.0 million, will receive $35.0 million related to a developmental milestone achieved in March 2026, we are entitled to reimbursement of expenses associated with certain research and development activities we are required to perform under the BMS Agreement and will be eligible to receive $750.0 million in additional payments contingent upon successful completion of certain milestones. We are also entitled to tiered royalties on global product sales, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Under the Merck Agreement, we recognized no revenue for each of the three months ended March 31, 2026 and 2025, respectively. Under the BMS Agreement, we recognized $3.7 million for the three months ended March 31, 2026.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,
	2026	2025	Change
Collaboration revenue	$3,733	$—	$3,733
Operating expenses:
Research and development	26,813	25,055	1,758
General and administrative	11,133	9,842	1,291
Total operating expenses	37,946	34,897	3,049
Loss from operations	(34,213)	(34,897)	684
Other income	9,852	11,389	(1,537)
Net loss	$(24,361)	$(23,508)	$(853)

Collaboration Revenue

Collaboration revenues were $3.7 million and $0 for the three months ended March 31, 2026 and 2025, respectively. The increase of $3.7 million was due to the execution of the BMS Agreement in January 2026 and the related revenue recognized based on the full-time equivalent hours and costs incurred in the performance of research services required.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct costs:
JANX007	$5,314	$4,443	$871
JANX008	1,294	1,476	(182)
JANX011	1,267	2,570	(1,303)
Preclinical stage programs and other direct unallocated costs	5,919	4,476	1,443
Total direct costs	13,794	12,965	829
Indirect costs	13,019	12,090	929
Total research and development expenses	$26,813	$25,055	$1,758

Research and development expenses were $26.8 million and $25.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.7 million was primarily due to increases in preclinical stage programs and other direct unallocated costs of $1.4 million. Additional increases included indirect costs as a result of increased personnel costs of $0.9 million and direct costs related to the development of JANX007 of $0.9 million. This was offset by decreases in direct costs related to the development of JANX011 of $1.3 million and direct costs related to the development of JANX008 of $0.2 million.

General and Administrative Expense

General and administrative expenses were $11.1 million and $9.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.3 million was primarily due to increases in consulting and professional fees of $0.9 million, personnel costs of $0.9 million and other general and administrative costs of $0.3 million, offset by a decrease in stock-based compensation expense of $0.8 million.

Other Income

Other income was $9.9 million and $11.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.5 million was due to a decrease in cash and cash equivalents and short-term investments resulting in decreased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of March 31, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $957.2 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common under the Sale Agreement. As of March 31, 2026, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(12,337)	$(17,024)
Investing activities	8,286	(340,392)
Financing activities	3,545	554
Net decrease in cash, cash equivalents and restricted cash	$(506)	$(356,862)

Operating Activities

Net cash used in operating activities of $12.3 million for the three months ended March 31, 2026 was primarily due to our net loss of $24.4 million, an increase of $35.0 million of accounts receivable and a change in remaining operating assets and liabilities and other non-cash charges of $8.5 million, offset by $46.3 million of deferred revenue and $9.3 million of stock-based compensation expense. Net cash used in operating activities of $17.0 million for the three months ended March 31, 2025 was primarily due to our net loss of $23.5 million and a change in operating assets and liabilities and other non-cash charges of $4.2 million, offset by $10.7 million of stock-based compensation expense.

Investing Activities

Net cash provided by investing activities of $8.3 million for the three months ended March 31, 2026 was primarily due to $8.6 million of net maturities of short-term investments, offset by our purchase of property and equipment of $0.3 million. Net cash used in investing activities of $340.4 million for the three months ended March 31, 2025 was primarily due to $340.0 million of net purchases of short-term investments and by our purchase of property and equipment of $0.4 million.

Financing Activities

Net cash provided by financing activities of $3.5 million for the three months ended March 31, 2026 was due to proceeds from stock option exercises. Net cash provided by financing activities of $0.6 million for the three months ended March 31, 2025 was primarily due to proceeds from stock option exercises of $0.9 million, adjusted for issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for JANX007, JANX011 and JANX014;
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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that, if a 10.0% change in interest rates were to have occurred on March 31, 2026, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on March 31, 2026, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Investing in our common stock is speculative and involves a high degree of risk. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect material changes from the similarly titled risk factors included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026.

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
•
We are early in our development efforts and all of our product candidates and research programs other than JANX007, JANX011 and JANX014 are in the preclinical development or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
•
Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007, JANX011, JANX014 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007, JANX011 and JANX014 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2026 and 2025, our net losses were $24.4 million and $23.5 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2026, we had $956.4 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates and, in particular, the clinical trials for JANX007, JANX011 and JANX014;
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

To the extent we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. For example, we have entered into a collaboration with Merck and BMS to develop certain specified product candidates, which contains exclusive license rights in favor of Merck and BMS. If Merck or BMS decides not to pursue the collaboration, we will not receive the benefit of the milestone and royalty payments that we would otherwise potentially receive pursuant to our collaboration with Merck or BMS, as applicable, and accordingly may need to raise capital from other sources. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs other than JANX007, JANX011 and JANX014 are in the preclinical development or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Other than JANX007, JANX011 and JANX014, our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates could be successfully commercialized.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of JANX007, JANX011 and JANX014, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007, JANX011, JANX014 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.*

Preclinical and clinical development is expensive and can take many years to complete, and their outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process including due to factors outside of our control. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. For example, in April 2026 we announced that we would discontinue further clinical development on JANX008 following the completion of the Phase 1a clinical trial, because we determined that the overall magnitude and consistency of activity were not sufficient to support continued development relative to other pipeline programs. Additionally, although JANX007 has been in Phase 1 clinical development since October 2022, and because JANX011 and JANX014 have only been in Phase 1 clinical development since February 2026 and April 2026, respectively, our clinical data are limited, and nonclinical data from animal models and preclinical cell lines may not translate into humans and may not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our ongoing and planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Our projections of the number of people who have PSMA or other specific anti-tumor target expression are based on our assumptions and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients who may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2026, we had 108 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx), or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2026, we had 60,865,458 outstanding shares of common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of March 31, 2026, we have used $155.1 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed July 18, 2023).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 29, 2024).
10.1+	Amended and Restated Non-Employee Director Compensation Policy.
10.2+	Employment Agreement, by and between the Registrant and William Go, M.D., Ph.D., dated January 12, 2026.
10.3*	Exclusive License and Collaboration Agreement, by and between the Registrant and Bristol Myers Squibb, dated January 21, 2026.
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

JANUX THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)