Form 10-Q
period 2026-06-30
Janux Therapeutics, Inc.
filed 2026-08-06
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the Registrant had 61,136,773 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,768	$52,334
Accounts receivable, net	149	—
Short-term investments	943,145	914,233
Prepaid expenses and other current assets	12,275	9,320
Total current assets	983,337	975,887
Restricted cash	816	816
Property and equipment, net	3,260	3,852
Operating lease right-of-use assets	17,327	18,402
Other long-term assets	2,913	2,608
Total assets	$1,007,653	$1,001,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,017	$4,971
Accrued expenses	19,513	17,633
Current portion of deferred revenue	35,070	—
Current portion of operating lease liabilities	2,552	2,393
Total current liabilities	60,152	24,997
Deferred revenue, net of current portion	1,079	—
Operating lease liabilities, net of current portion	18,438	19,746
Total liabilities	79,669	44,743

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at June 30, 2026 and December 31, 2025; issued and outstanding shares – 61,077,980 and 60,384,283 at June 30, 2026 and December 31, 2025, respectively	61	60
Additional paid-in capital	1,327,943	1,303,828
Accumulated other comprehensive income (loss)	(2,305)	4,316
Accumulated deficit	(397,715)	(351,382)
Total stockholders’ equity	927,984	956,822
Total liabilities and stockholders’ equity	$1,007,653	$1,001,565

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$10,267	$—	$14,000	$—
Operating expenses:
Research and development	30,994	34,664	57,807	59,719
General and administrative	10,963	10,454	22,096	20,296
Total operating expenses	41,957	45,118	79,903	80,015
Loss from operations	(31,690)	(45,118)	(65,903)	(80,015)
Other income:
Interest income	9,718	11,260	19,570	22,649
Total other income	9,718	11,260	19,570	22,649
Net loss	$(21,972)	$(33,858)	$(46,333)	$(57,366)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(2,881)	(9)	(6,621)	1,584
Comprehensive loss	$(24,853)	$(33,867)	$(52,954)	$(55,782)
Net loss per common share, basic and diluted	$(0.35)	$(0.55)	$(0.74)	$(0.93)
Weighted-average shares of common stock outstanding, basic and diluted	62,937,295	61,902,411	62,802,256	61,847,372

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2025	60,384,283	$60	$1,303,828	$4,316	$(351,382)	$956,822
Exercise of common stock options	505,667	1	5,193	—	—	5,194
Shares issued under employee stock purchase plan	50,058	—	591	—	—	591
Issuance of common stock upon settlement of restricted stock units	137,972	—	—	—	—	—
Stock-based compensation	—	—	18,331	—	—	18,331
Unrealized loss on available-for-sale securities, net	—	—	—	(6,621)	—	(6,621)
Net loss	—	—	—	—	(46,333)	(46,333)
Balance at June 30, 2026	61,077,980	$61	$1,327,943	$(2,305)	$(397,715)	$927,984

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of common stock options	140,533	—	1,076	—	—	1,076
Shares issued under employee stock purchase plan	90,175	—	779	—	—	779
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	21,662	—	—	21,662
Unrealized gain on available-for-sale securities, net	—	—	—	1,584	—	1,584
Net loss	—	—	—	—	(57,366)	(57,366)
Balance at June 30, 2025	59,297,814	$59	$1,281,833	$3,747	$(295,123)	$990,516

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at March 31, 2026	60,865,458	$60	$1,316,642	$576	$(375,743)	$941,535
Exercise of common stock options	144,948	1	1,648	—	—	1,649
Shares issued under employee stock purchase plan	50,058	—	591	—	—	591
Issuance of common stock upon settlement of restricted stock units	17,516	—	—	—	—	—
Stock-based compensation	—	—	9,062	—	—	9,062
Unrealized loss on available-for-sale securities, net	—	—	—	(2,881)	—	(2,881)
Net loss	—	—	—	—	(21,972)	(21,972)
Balance at June 30, 2026	61,077,980	$61	$1,327,943	$(2,305)	$(397,715)	$927,984

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2025	59,168,490	$59	$1,269,919	$3,756	$(261,265)	$1,012,469
Exercise of common stock options	36,649	—	175	—	—	175
Shares issued under employee stock purchase plan	90,175	—	779	—	—	779
Issuance of common stock upon settlement of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	10,960	—	—	10,960
Unrealized loss on available-for-sale securities, net	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(33,858)	(33,858)
Balance at June 30, 2025	59,297,814	$59	$1,281,833	$3,747	$(295,123)	$990,516

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(46,333)	$(57,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	932	1,060
Stock-based compensation	18,331	21,662
Accretion of discounts on investments, net	(5,510)	(9,427)
Changes in operating assets and liabilities:
Accounts receivable	(149)	—
Prepaid expenses and other current assets	(2,955)	(1,049)
Other long-term assets	(305)	191
Accounts payable	(1,954)	(524)
Accrued expenses	2,015	4,627
Deferred revenue	36,149	—
Operating lease right-of-use assets and liabilities, net	(74)	(11)
Net cash provided by (used in) operating activities	147	(40,837)
Cash flows from investing activities
Purchases of property and equipment	(475)	(844)
Purchases of short-term investments	(257,593)	(463,976)
Maturities of short-term investments	227,570	125,990
Net cash used in investing activities	(30,498)	(338,830)
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	5,785	1,855
Payments of issuance costs	—	(347)
Net cash provided by financing activities	5,785	1,508
Net decrease in cash, cash equivalents and restricted cash	(24,566)	(378,159)
Cash, cash equivalents and restricted cash – beginning of year	53,150	431,421
Cash, cash equivalents and restricted cash – end of period	$28,584	$53,262

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$—	$47
Unrealized gain (loss) on available-for-sale securities, net	$(6,621)	$1,584

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

Liquidity and Capital Resources

From its inception through June 30, 2026, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr, TRACIr and ARM therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $397.7 million as of June 30, 2026. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under a collaboration agreement. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of public health crises, financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2026:
Assets:
Cash equivalents:
Money market funds	$5,931	$5,931	$—	$—
Commercial paper	7,092	—	7,092	—
Total cash equivalents	13,023	5,931	7,092	—
Short-term investments:
U.S. Treasury securities	138,720	138,720	—	—
U.S. agency bonds	400,924	—	400,924	—
Corporate debt securities	246,298	—	246,298	—
Commercial paper	157,203	—	157,203	—
Total short-term investments	943,145	138,720	804,425	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$956,984	$145,467	$811,517	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$41,085	$41,085	$—	$—
Commercial paper	9,478	—	9,478	—
Total cash equivalents	50,563	41,085	9,478	—
Short-term investments:
U.S. Treasury securities	123,296	123,296	—	—
U.S. agency bonds	392,008	—	392,008	—
Corporate debt securities	317,168	—	317,168	—
Commercial paper	81,761	—	81,761	—
Total short-term investments	914,233	123,296	790,937	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$965,612	$165,197	$800,415	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$27,768	$52,334
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$28,584	$53,150

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

The following tables summarize short-term investments (in thousands):

	As of June 30, 2026
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$139,999	$5	$(1,284)	$138,720
U.S. agency bonds	402,004	324	(1,404)	400,924
Corporate debt securities	246,056	298	(56)	246,298
Commercial paper	157,391	—	(188)	157,203
Total	$945,450	$627	$(2,932)	$943,145

	As of December 31, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$123,072	$233	$(9)	$123,296
U.S. agency bonds	389,831	2,195	(18)	392,008
Corporate debt securities	315,294	1,874	—	317,168
Commercial paper	81,720	47	(6)	81,761
Total	$909,917	$4,349	$(33)	$914,233

The amortized cost and estimated fair value in the tables above exclude $6.2 million and $6.4 million of accrued interest receivable as of June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of June 30, 2026
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$27,034	$111,686
U.S. agency bonds	186,461	214,463
Corporate debt securities	210,723	35,575
Commercial paper	157,203	—
Total	$581,421	$361,724

	As of December 31, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$40,011	$83,285
U.S. agency bonds	162,804	229,204
Corporate debt securities	185,835	131,333
Commercial paper	81,761	—
Total	$470,411	$443,822

As of June 30, 2026, 88 out of 140 of our available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security, as well as the intent to sell

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. From time to time, the market value of the Company’s debt securities experience declines. This is primarily attributable to economic conditions and interest rate adjustments, rather than credit-related factors. The Company does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of June 30, 2026 or December 31, 2025.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at June 30, 2026 or December 31, 2025.

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

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. For the three and six months ended June 30, 2026, all of the Company’s revenue related to a single customer. As of June 30, 2026 and December 31, 2025, all of the Company’s accounts receivable, if any, relate to a single customer. The Company did not recognize any revenue for the three and six months ended June 30, 2025.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of June 30,
	2026	2025
Common stock options outstanding	10,020,149	10,210,004
Unvested RSUs	1,095,189	686,690
Employee stock purchase plan shares	10,002	10,203
Total potentially dilutive shares	11,125,340	10,906,897

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new standard refines the scope of derivative accounting under ASC 815 by expanding an existing scope exception to exclude certain non-exchange traded contracts with variables (referred to as underlyings) based on the operations or activities of one of the contract parties from derivative classification. The ASU also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. Entities may adopt prospectively for new or modified contracts after the adoption date, or modified retrospectively for contracts outstanding at adoption with a cumulative-effect adjustment to opening retained earnings. The Company early adopted ASU 2025-07 on January 1, 2026 and the adoption of the standard had no material impact on its financial statements and related disclosures.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Interest receivable	$6,176	$6,428
Prepaid research and development	4,526	1,854
Other prepaid expenses	1,573	1,038
Prepaid expenses and other current assets	$12,275	$9,320

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$9,619	$9,317
Furniture and fixtures	792	792
Computer equipment and software	664	710
Total property and equipment	11,075	10,819
Less: accumulated depreciation	(7,815)	(6,967)
Property and equipment, net	$3,260	$3,852

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development	$15,580	$12,099
Accrued compensation	3,104	4,590
Other accrued expenses	829	944
Accrued expenses	$19,513	$17,633

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Future minimum noncancelable operating lease payments as of June 30, 2026 are as follows (in thousands):

2026 (remaining)	$2,050
2027	4,173
2028	3,868
2029	3,945
2030	4,064
Thereafter	8,863
Total minimum lease payments	26,963
Less: Imputed interest	(5,973)
Total operating lease liabilities	20,990
Less: Current portion of operating lease liabilities	(2,552)
Operating lease liabilities, net of current portion	$18,438

The Company's operating leases had a weighted-average remaining lease term of 6.4 years and a weighted-average discount rate of 8.0% as of June 30, 2026. Operating lease expense included in the measurement of lease liabilities for the three months ended June 30, 2026 and 2025 was $1.0 million and $0.9 million, respectively. Operating lease expense included in the measurement of lease liabilities for the six months ended June 30, 2026 and 2025 was $1.9 million and $1.7 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended June 30, 2026 and 2025 was $1.0 million and $0.9 million,

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

respectively. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2026 and 2025 was $2.0 million and $1.7 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026, the Company is not currently party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Sale Agreement. There was no activity from the Sale Agreement during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and, together with the 2017 Plan, the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2026, there were 16,195,173 shares authorized for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Stock Options

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,547,659	$17.97	6.7	$29,596
Granted	2,024,970	$13.76
Exercised	(505,667)	$10.28
Forfeited or cancelled	(1,046,813)	$23.90
Outstanding at June 30, 2026	10,020,149	$16.89	6.5	$38,573
Vested and expected to vest at June 30, 2026	10,020,149	$16.89	6.5	$38,573
Exercisable at June 30, 2026	6,855,684	$14.60	5.4	$33,432

The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2026 and 2025 was $11.22 and $39.26, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2026 and 2025 was $2.2 million and $3.7 million, respectively. As of June 30, 2026, total unrecognized stock-based compensation cost associated with option grants was $52.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted under the Plans were as follows:

Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.7% – 4.3%	3.9% – 4.4%
Expected volatility	99% – 103%	101% – 104%
Expected term (in years)	5.3 – 6.1	5.3 – 10.0
Expected dividend yield	—	—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

Restricted Stock Units

A summary of the Company’s RSU activity under the 2021 Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	704,869	$48.86
Granted	841,285	$13.81
Vested and settled	(137,972)	$53.39
Forfeited or cancelled	(263,847)	$29.29
Outstanding at June 30, 2026(1)	1,144,335	$27.06

(1)
This amount includes 49,146 vested and unsettled RSUs granted to the Company’s non-employee directors who have elected deferred settlement of the RSUs to a specified date following the first to occur of (i) the date that is 30 days following the date of the director's separation from service for any reason, or (ii) a change in control event.

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of June 30, 2026, total unrecognized stock-based compensation cost associated with RSUs was $25.1 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, total unrecognized stock-based compensation expense related to the ESPP was $1.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,775	$5,489	$8,315	$10,688
General and administrative	5,287	5,471	10,016	10,974
Total	$9,062	$10,960	$18,331	$21,662

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30, 2026	December 31, 2025
Common stock options outstanding	10,020,149	9,547,659
RSUs outstanding	1,144,335	704,869
Shares available for issuance under the Plans	8,094,201	6,630,582
Shares available for issuance under the ESPP	2,523,465	1,969,681
Pre-funded common stock warrants outstanding	1,901,075	1,901,075
Total	23,683,225	20,753,866

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

Under the Merck Agreement, the Company recognized no revenue for each of the three and six months ended June 30, 2026 and 2025. The Company's performance obligations related to the First Collaboration Target and Second Collaboration Target were completed in March 2023 and August 2024, respectively.

Exclusive License and Collaboration Agreement with BMS

In January 2026, the Company entered into an exclusive license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (“BMS”) to develop and commercialize an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types (“BMS Collaboration Target”). Under the BMS Agreement, the Company granted BMS an exclusive, sublicensable, royalty-bearing license, under the relevant patents and know-how owned or in-licensed by the Company, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the BMS Collaboration Target (“Licensed Compounds”, and products containing Licensed Compounds, “Licensed Products”) worldwide for all uses. The Company is responsible for conducting, at the Company’s own expense and pursuant to an agreed joint development plan, pre-clinical development until IND submission for one Licensed Compound. In addition the Company will manufacture and supply Licensed Products to BMS for early clinical development leading up to IND submission. Thereafter, BMS will have the sole right, at its own expense, to develop, manufacture and commercialize Licensed Products. BMS is obligated to use commercially reasonable efforts to develop and seek regulatory approval of and commercialize at least one Licensed Product in the United States. As consideration for the rights granted to BMS under the BMS Agreement, the Company received an upfront payment of $15.0 million, a $35.0 million payment related to a developmental milestone and upon achievement of certain development, regulatory and sales milestones, will be eligible to receive up to $750.0 million in additional milestone payments. In addition, BMS is obligated to make tiered royalty payments to the Company based on annual net sales of Licensed Products, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions. Such royalty obligation is on a Licensed Product-by-Licensed Product and country-by-country basis, beginning on the first commercial sale of a Licensed Product in a country and expiring on the latest of (i) 10 years from such first commercial sale in such country, (ii) the expiration of the last to expire valid claim of the relevant patents in such country or (iii) expiration of regulatory exclusivity for such Licensed Product in such country.

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

In accordance with ASC 606, the transaction price under the BMS Agreement is $56.7 million, which is comprised of the non-refundable upfront payment of $15.0 million, $35.0 million related to the developmental milestone previously mentioned and a total of $6.7 million aggregate estimated reimbursable expenses associated with certain research and development activities the Company is required to perform under the BMS Agreement up to the point of IND submission. The variable consideration related to estimated

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

reimbursable future research expenses is included in the transaction price under the expected value method based on the Company’s best estimate of the amount to be received as part of the joint development plan at each respective period end. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2026 was $42.7 million.

The Company concluded that there was not a significant financing component under the BMS Agreement. As of June 30, 2026, with respect to the remaining variable consideration within the BMS Agreement, including all other future development milestone payments and sales milestone payments, the Company did not determine that these payments were not probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is not included in the transaction price at June 30, 2026. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

Under the BMS Agreement, the Company recognized $10.3 million and $14.0 million of revenue for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, aggregate deferred revenue related to the BMS Agreement was $36.1 million, $35.1 million of which was classified as current. The Company had $0.1 million of accounts receivable outstanding under the BMS Agreement as of June 30, 2026. The remaining performance obligations under the BMS Agreement relate to the Company’s conduct of research services for the BMS Collaboration Target. The Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.3 years as of June 30, 2026.

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

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $46.3 million and $57.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $397.7 million.

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

Our Research Collaboration with BMS

In January 2026, we entered into an exclusive license and collaboration agreement (the BMS Agreement) with Bristol-Myers Squibb Company (BMS) to develop an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types. Under the BMS Agreement, BMS received an exclusive worldwide license, under the relevant patents and know-how owned or in-licensed by us, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the collaboration target. In addition, we are responsible for conducting, at our own expense and pursuant to an agreed joint development plan, pre-clinical development until Investigational New Drug application (IND) submission for the collaboration target. In return, we have received an upfront payment of $15.0 million, a $35.0 million payment related to a developmental milestone achieved in March 2026, we are entitled to reimbursement of expenses associated with certain research and development activities we are required to perform under the BMS Agreement and will be eligible to receive $750.0 million in additional payments contingent upon successful completion of certain milestones. We are also entitled to tiered royalties on global product sales, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions.

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

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Under the Merck Agreement, we recognized no revenue for each of the six months ended June 30, 2026 and 2025. Under the BMS Agreement, we recognized $14.0 million for the six months ended June 30, 2026.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025 (in thousands)

	Three Months Ended June 30,
	2026	2025	Change
Collaboration revenue	$10,267	$—	$10,267
Operating expenses:
Research and development	30,994	34,664	(3,670)
General and administrative	10,963	10,454	509
Total operating expenses	41,957	45,118	(3,161)
Loss from operations	(31,690)	(45,118)	13,428
Other income	9,718	11,260	(1,542)
Net loss	$(21,972)	$(33,858)	$11,886

Collaboration Revenue

Collaboration revenues were $10.3 million and $0 for the three months ended June 30, 2026 and 2025, respectively. The increase of $10.3 million was due to the execution of the BMS Agreement in January 2026 and the related revenue recognized based on the full-time equivalent hours and costs incurred in the performance of research services required under the BMS Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct costs:
JANX007	$6,243	$6,757	$(514)
JANX008	902	1,813	(911)
JANX011	1,540	5,549	(4,009)
JANX014	1,322	3,564	(2,242)
Preclinical stage programs and other direct unallocated costs	7,974	4,263	3,711
Total direct costs	17,981	21,946	(3,965)
Indirect costs	13,013	12,718	295
Total research and development expenses	$30,994	$34,664	$(3,670)

Research and development expenses were $31.0 million and $34.7 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $3.7 million was primarily due to decreases in direct costs related to the development of JANX011 of $4.0 million, direct costs related to the development of JANX014 of $2.2 million, direct costs related to the development of JANX008 of $0.9 million and direct costs related to the development of JANX007 of $0.6 million. This was offset by increases in preclinical stage programs and other direct unallocated costs of $3.7 million and personnel costs of $0.3 million.

General and Administrative Expense

General and administrative expenses were $11.0 million and $10.5 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.5 million was primarily due to increases in consulting and professional fees of $0.5 million and personnel costs of $0.2 million, offset by a decrease in stock-based compensation expense of $0.2 million.

Other Income

Other income was $9.7 million and $11.3 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.6 million was due to a decrease in cash and cash equivalents and short-term investments resulting in decreased interest income.

Comparison of the Six Months Ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,
	2026	2025	Change
Collaboration revenue	$14,000	$—	$14,000
Operating expenses:
Research and development	57,807	59,719	(1,912)
General and administrative	22,096	20,296	1,800
Total operating expenses	79,903	80,015	(112)
Loss from operations	(65,903)	(80,015)	14,112
Other income	19,570	22,649	(3,079)
Net loss	$(46,333)	$(57,366)	$11,033

Collaboration Revenue

Collaboration revenues were $14.0 million and $0 for the six months ended June 30, 2026 and 2025, respectively. The increase of $14.0 million was due to the execution of the BMS Agreement in January 2026 and the related revenue recognized based on the full-time equivalent hours and costs incurred in the performance of research services required under the BMS Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct costs:
JANX007	$11,557	$11,200	$357
JANX008	2,196	3,289	(1,093)
JANX011	2,807	8,119	(5,312)
JANX014	2,652	5,400	(2,748)
Preclinical stage programs and other direct unallocated costs	12,563	6,903	5,660
Total direct costs	31,775	34,911	(3,136)
Indirect costs	26,032	24,808	1,224
Total research and development expenses	$57,807	$59,719	$(1,912)

Research and development expenses were $57.8 million and $59.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $1.9 million was primarily due to decreases in direct costs related to the development of JANX011 of $5.3 million, direct costs related to the development of JANX014 of $2.7 million and direct costs related to the development of JANX008 of $1.1 million. This was offset by increases in preclinical stage programs and other direct unallocated costs of $5.6 million, personnel costs of $1.2 million and direct costs related to the development of JANX007 of $0.4 million.

General and Administrative Expense

General and administrative expenses were $22.1 million and $20.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.8 million was primarily due to increases in consulting and professional fees of $1.4 million, personnel costs of $1.1 million and other general and administrative costs of $0.3 million, offset by a decrease in stock-based compensation expense of $1.0 million.

Other Income

Other income was $19.6 million and $22.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $3.0 million was due to a decrease in cash and cash equivalents and short-term investments resulting in decreased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of June 30, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $971.7 million. Inclusive in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock under the Sale Agreement. As of June 30, 2026, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$147	$(40,837)
Investing activities	(30,498)	(338,830)
Financing activities	5,785	1,508
Net decrease in cash, cash equivalents and restricted cash	$(24,566)	$(378,159)

Operating Activities

Net cash provided by operating activities of $0.1 million for the six months ended June 30, 2026 was primarily due to our net loss of $46.3 million and a change in remaining operating assets and liabilities and other non-cash charges of $8.0 million, offset by $36.1 million of deferred revenue and $18.3 million of stock-based compensation expense. Net cash used in operating activities of $40.8 million for the six months ended June 30, 2025 was primarily due to our net loss of $57.4 million and a change in operating assets and liabilities and other non-cash charges of $5.1 million, offset by $21.7 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities of $30.5 million for the six months ended June 30, 2026 was primarily due to $30.0 million of net purchases of short-term investments, offset by our purchase of property and equipment of $0.5 million. Net cash used in investing activities of $338.8 million for the six months ended June 30, 2025 was primarily due to $338.0 million of net purchases of short-term investments and by our purchase of property and equipment of $0.8 million.

Financing Activities

Net cash provided by financing activities of $5.8 million for the six months ended June 30, 2026 was due to proceeds from stock option exercises and shares issued under our employee stock purchase plan. Net cash provided by financing activities of $1.5 million for the six months ended June 30, 2025 was primarily due to proceeds from stock option exercises and shares issued under our employee stock purchase plan of $1.8 million, offset by issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, U.S. agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that, if a 10.0% change in interest rates were to have occurred on June 30, 2026, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on June 30, 2026, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007, JANX011 and JANX014 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2026 and 2025, our net losses were $46.3 million and $57.4 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2026, we had $970.9 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2026, we had 113 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology and autoimmune disease treatments, including large pharmaceutical and biotechnology companies such as AbbVie, Amgen, Astellas, AstraZeneca, Bayer, BeOne Medicines, Boehringer Ingelheim, Bristol Myers Squibb, Chugai Pharmaceutical, Eli Lilly, Gilead, GlaxoSmithKline, Johnson & Johnson, Merck & Co., Novartis, Pfizer, Regeneron, Roche/Genentech, Sanofi and Takeda, as well as clinical-stage and emerging biotechnology companies, including Adagene, Aktis Oncology, Argenx, Cabaletta Bio, Climb Bio, Context Therapeutics, Cullinan Therapeutics, CytomX Therapeutics, Dianthus Therapeutics, Immatics, Immunocore, Kyverna Therapeutics, Lava Therapeutics, Vir Biotechnology, Werewolf Therapeutics, Xencor, Xilio Therapeutics and Zenas Bio. These companies are developing products that may compete with our product candidates across multiple therapeutic modalities, molecular targets and therapeutic technologies, including T cell engagers, radiopharmaceuticals, antibody-drug conjugates, cell therapies, and masked and conditionally activated biologics.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the regulatory landscape related to clinical trials in the EU has undergone recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became effective on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

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

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption, a patent-related regulatory safe harbor, to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. The new framework is expected to enter into force in late 2026 and to be subject to transitional arrangements, with full application not anticipated before 2028. Other legislative initiatives in the EU include the proposed SPC Regulation revision, the proposed Critical Medicines Act (for which a provisional political agreement was reached in May 2026), and the proposed Biotech Act.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2026, we had 61,077,980 outstanding shares of common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of June 30, 2026, we have used $180.5 million of the proceeds from our IPO and there has been no material change in the planned use of such proceeds from that described in the final prospectus filed by us with the SEC on June 11, 2021. Pursuant to our investment policy we have invested the balance of these funds in high-quality marketable security types with contractual maturity dates of up to three years until needed to fund our operations.

Item 5. Other Information.

Trading arrangements

During the three months ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K), except as follows:

On May 12, 2026, Tommy DiRaimondo, Ph.D., our Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 97,938 shares of our common stock until August 15, 2027.

On May 12, 2026, Maria Dobek, our Vice President, Accounting, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 94,171 shares of our common stock until August 15, 2027.

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

JANUX THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)