Form 10-Q
period 2026-09-30
Janux Therapeutics, Inc.
filed 2026-11-05
CIK 1817713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the Registrant had 61,183,417 shares of common stock, $0.001 par value per share, outstanding.

JANUX THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Janux Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,818	$52,334
Accounts receivable, net	411	—
Short-term investments	903,899	914,233
Prepaid expenses and other current assets	13,254	9,320
Total current assets	959,382	975,887
Restricted cash	816	816
Property and equipment, net	2,795	3,852
Operating lease right-of-use assets	16,772	18,402
Other long-term assets	3,890	2,608
Total assets	$983,655	$1,001,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,303	$4,971
Accrued expenses	20,089	17,633
Current portion of deferred revenue	27,221	—
Current portion of operating lease liabilities	2,634	2,393
Total current liabilities	54,247	24,997
Deferred revenue, net of current portion	50	—
Operating lease liabilities, net of current portion	17,746	19,746
Total liabilities	72,043	44,743

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares – 10,000,000 at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized shares – 200,000,000 at September 30, 2026 and December 31, 2025; issued and outstanding shares – 61,174,412 and 60,384,283 at September 30, 2026 and December 31, 2025, respectively	61	60
Additional paid-in capital	1,337,330	1,303,828
Accumulated other comprehensive income (loss)	(6,494)	4,316
Accumulated deficit	(419,285)	(351,382)
Total stockholders’ equity	911,612	956,822
Total liabilities and stockholders’ equity	$983,655	$1,001,565

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$9,289	$10,000	$23,289	$10,000
Operating expenses:
Research and development	30,565	34,629	88,372	94,348
General and administrative	9,982	10,622	32,078	30,918
Total operating expenses	40,547	45,251	120,450	125,266
Loss from operations	(31,258)	(35,251)	(97,161)	(115,266)
Other income:
Interest income	9,688	10,938	29,258	33,587
Total other income	9,688	10,938	29,258	33,587
Net loss	$(21,570)	$(24,313)	$(67,903)	$(81,679)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	(4,189)	815	(10,810)	2,399
Comprehensive loss	$(25,759)	$(23,498)	$(78,713)	$(79,280)
Net loss per common share, basic and diluted	$(0.34)	$(0.39)	$(1.08)	$(1.32)
Weighted-average shares of common stock outstanding, basic and diluted	63,089,950	62,023,685	62,899,208	61,906,789

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2025	60,384,283	$60	$1,303,828	$4,316	$(351,382)	$956,822
Exercise of common stock options	581,449	1	6,045	—	—	6,046
Shares issued under employee stock purchase plan	50,058	—	591	—	—	591
Issuance of common stock upon settlement of restricted stock units	158,622	—	—	—	—	—
Stock-based compensation	—	—	26,866	—	—	26,866
Unrealized loss on available-for-sale securities, net	—	—	—	(10,810)	—	(10,810)
Net loss	—	—	—	—	(67,903)	(67,903)
Balance at September 30, 2026	61,174,412	$61	$1,337,330	$(6,494)	$(419,285)	$911,612

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	59,064,606	$59	$1,258,316	$2,163	$(237,757)	$1,022,781
Exercise of common stock options	182,848	—	1,569	—	—	1,569
Exercise of pre-funded common stock warrants	775,698	1	(1)	—	—	—
Shares issued under employee stock purchase plan	90,175	—	779	—	—	779
Issuance of common stock upon settlement of restricted stock units	10,275	—	—	—	—	—
Stock-based compensation	—	—	30,706	—	—	30,706
Unrealized gain on available-for-sale securities, net	—	—	—	2,399	—	2,399
Net loss	—	—	—	—	(81,679)	(81,679)
Balance at September 30, 2025	60,123,602	$60	$1,291,369	$4,562	$(319,436)	$976,555

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2026	61,077,980	$61	$1,327,943	$(2,305)	$(397,715)	$927,984
Exercise of common stock options	75,782	—	852	—	—	852
Issuance of common stock upon settlement of restricted stock units	20,650	—	—	—	—	—
Stock-based compensation	—	—	8,535	—	—	8,535
Unrealized loss on available-for-sale securities, net	—	—	—	(4,189)	—	(4,189)
Net loss	—	—	—	—	(21,570)	(21,570)
Balance at September 30, 2026	61,174,412	$61	$1,337,330	$(6,494)	$(419,285)	$911,612

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2025	59,297,814	$59	$1,281,833	$3,747	$(295,123)	$990,516
Exercise of common stock options	42,315	—	493	—	—	493
Exercise of pre-funded common stock warrants	775,698	1	(1)	—	—	—
Issuance of common stock upon settlement of restricted stock units	7,775	—	—	—	—	—
Stock-based compensation	—	—	9,044	—	—	9,044
Unrealized gain on available-for-sale securities, net	—	—	—	815	—	815
Net loss	—	—	—	—	(24,313)	(24,313)
Balance at September 30, 2025	60,123,602	$60	$1,291,369	$4,562	$(319,436)	$976,555

See accompanying notes.

Janux Therapeutics, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(67,903)	$(81,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,390	1,561
Stock-based compensation	26,866	30,706
Accretion of discounts on investments, net	(8,835)	(14,050)
Changes in operating assets and liabilities:
Accounts receivable	(411)	—
Prepaid expenses and other current assets	(3,934)	(600)
Other long-term assets	(1,282)	257
Accounts payable	(677)	(692)
Accrued expenses	2,609	10,806
Deferred revenue	27,271	—
Operating lease right-of-use assets and liabilities, net	(129)	(2)
Net cash used in operating activities	(25,035)	(53,693)
Cash flows from investing activities
Purchases of property and equipment	(477)	(937)
Purchases of short-term investments	(334,093)	(581,945)
Maturities of short-term investments	342,452	252,358
Net cash provided by (used in) investing activities	7,882	(330,524)
Cash flows from financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	6,637	2,348
Payments of issuance costs	—	(347)
Net cash provided by financing activities	6,637	2,001
Net decrease in cash, cash equivalents and restricted cash	(10,516)	(382,216)
Cash, cash equivalents and restricted cash – beginning of year	53,150	431,421
Cash, cash equivalents and restricted cash – end of period	$42,634	$49,205

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$9	$101
Unrealized gain (loss) on available-for-sale securities, net	$(10,810)	$2,399
Operating lease liabilities arising from right-of-use assets	$—	$943

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

Liquidity and Capital Resources

From its inception through September 30, 2026, the Company has devoted substantially all its efforts to organizing and staffing, business planning, raising capital and developing its TRACTr, TRACIr and ARM therapeutic platforms and assets. The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $419.3 million as of September 30, 2026. The Company has a limited operating history, has not generated any product revenue, and the sales and income potential of its business is unproven. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the issuance of common stock in its initial public offering (“IPO”), the issuance of common stock and pre-funded common stock warrants in underwritten offerings, the exercise of common stock options, and amounts received under collaboration agreements. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to continue its research and development activities, initiate and complete clinical trials and launch and commercialize any product candidates for which it receives regulatory approval. The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings or other sources. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. There can be no assurance that such financing will be available or will be at terms acceptable to the Company, especially in light of financial conditions within the banking industry, including the effects of failures of financial institutions and liquidity levels, as well as changes in interest rates and the inflationary macro environment. Management believes the Company has sufficient capital to fund its operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

Unaudited Interim Financial Information

The unaudited condensed financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The condensed balance sheet data as of December 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025.

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

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2026:
Assets:
Cash equivalents:
Money market funds	$36,217	$36,217	$—	$—
Total cash equivalents	36,217	36,217	—	—
Short-term investments:
U.S. Treasury securities	174,802	174,802	—	—
U.S. agency bonds	368,249	—	368,249	—
Corporate debt securities	173,010	—	173,010	—
Commercial paper	187,838	—	187,838	—
Total short-term investments	903,899	174,802	729,097	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$940,932	$211,835	$729,097	$—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$41,085	$41,085	$—	$—
Commercial paper	9,478	—	9,478	—
Total cash equivalents	50,563	41,085	9,478	—
Short-term investments:
U.S. Treasury securities	123,296	123,296	—	—
U.S. agency bonds	392,008	—	392,008	—
Corporate debt securities	317,168	—	317,168	—
Commercial paper	81,761	—	81,761	—
Total short-term investments	914,233	123,296	790,937	—
Restricted cash:
Money market account	816	816	—	—
Total restricted cash	816	816	—	—
Total assets measured at fair value on a recurring basis	$965,612	$165,197	$800,415	$—

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheets that sum to the amounts shown in the condensed statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$41,818	$52,334
Restricted cash	816	816
Total cash and cash equivalents and restricted cash	$42,634	$53,150

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

The following tables summarize short-term investments (in thousands):

	As of September 30, 2026
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$177,362	$—	$(2,560)	$174,802
U.S. agency bonds	371,372	69	(3,192)	368,249
Corporate debt securities	173,349	22	(361)	173,010
Commercial paper	188,310	—	(472)	187,838
Total	$910,393	$91	$(6,585)	$903,899

	As of December 31, 2025
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$123,072	$233	$(9)	$123,296
U.S. agency bonds	389,831	2,195	(18)	392,008
Corporate debt securities	315,294	1,874	—	317,168
Commercial paper	81,720	47	(6)	81,761
Total	$909,917	$4,349	$(33)	$914,233

The amortized cost and estimated fair value in the tables above exclude $6.2 million and $6.4 million of accrued interest receivable as of September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable is included in prepaid expenses and other current assets in the accompanying balance sheets.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	As of September 30, 2026
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$45,914	$128,888
U.S. agency bonds	192,947	175,302
Corporate debt securities	144,286	28,724
Commercial paper	187,838	—
Total	$570,985	$332,914

	As of December 31, 2025
	Due in 1 Year or Less	Due Between 1 and 3 Years
U.S. Treasury securities	$40,011	$83,285
U.S. agency bonds	162,804	229,204
Corporate debt securities	185,835	131,333
Commercial paper	81,761	—
Total	$470,411	$443,822

As of September 30, 2026, 124 out of 141 of the Company’s available-for-sale debt securities were in an aggregate gross unrealized loss position. The Company relies on both qualitative and quantitative factors to determine whether the unrealized loss for each available-for-sale debt security at any balance sheet date is due to a credit loss. Qualitative factors may include a credit downgrade, severity of the decline in fair value below amortized cost and other adverse conditions related specifically to the security,

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

as well as the intent to sell the security, or whether the Company will “more likely than not” be required to sell the security before recovery of its amortized cost basis. From time to time, the market value of the Company’s debt securities experience declines. This is primarily attributable to economic conditions and interest rate adjustments, rather than credit-related factors. The Company does not intend to sell any securities prior to maturity. No allowance for credit losses has been recorded as of September 30, 2026 or December 31, 2025.

There were no available-for-sale debt securities in a continuous unrealized loss position for 12 months or longer at September 30, 2026 or December 31, 2025.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company invests its cash reserves in money market funds or available-for-sale debt securities in accordance with its investment policy. The Company’s investment policy includes guidelines on acceptable investment securities, limits interest-bearing security investments to certain types of debt and money market instruments issued by the U.S. government and institutions with investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer in order to maintain appropriate diversification. In accordance with the Company’s policies, the Company monitors exposure with its counterparties. The Company also maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk.

The Company is also subject to credit risk from its accounts receivable. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. All revenue recognized to date has been derived from the Company’s existing collaboration agreements with Merck Sharp & Dohme Corp. (“Merck”) and Bristol-Myers Squibb Company (“BMS”) (as described in Note 5). As of September 30, 2026 and December 31, 2025, all of the Company’s accounts receivable, if any, relate to a single customer.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

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

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. Certain arrangements may include reimbursement of research and development or other costs. Such reimbursements are included in the transaction price based on the Company’s estimate of amounts expected to be received. If an element of variability exists, the Company must estimate the consideration it expects to receive and uses that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the most likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

With respect to variable consideration relating to development and regulatory milestone payments, if it is probable that a significant revenue reversal would not occur, the associated payment value is included in the transaction price. For development and regulatory milestones that are uncertain in nature and highly dependent on factors outside of the Company’s control, the aggregate consideration is determined to be fully constrained and is not included in the transaction price until the underlying events occur or the associated approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which is engaged in the research and development of a broad pipeline of novel immunotherapies. The accounting policies of the novel immunotherapies segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is reported on the statement of operations and comprehensive loss as net loss. The Company monitors its cash and cash equivalents and short-term investments as reported on the Company’s condensed balance sheets to determine funding for its research and development. In order to allocate resources and assess performance, the Company’s CODM, or President and Chief Executive Officer, regularly reviews scientific data from clinical and preclinical studies as well as forecasted expenses for clinical and preclinical programs and other projected operational expenses. No product revenue has been generated since inception and all assets are held in the United States. All revenue recognized to date has been derived from the Company’s existing collaboration agreements with Merck and BMS (as described in Note 5).

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

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in common stock equivalent shares):

	As of September 30,
	2026	2025
Common stock options outstanding	9,894,232	9,954,999
Unvested RSUs	1,136,514	681,171
Employee stock purchase plan shares	36,242	28,651
Total potentially dilutive shares	11,066,988	10,664,821

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires public business entities to disclose disaggregated information about certain income statement expense line items. The standard is effective for the Company for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted; however, the Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

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

2. Balance Sheet Details

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Interest receivable	$6,200	$6,428
Prepaid research and development	5,786	1,854
Other prepaid expenses	1,268	1,038
Prepaid expenses and other current assets	$13,254	$9,320

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$9,611	$9,317
Furniture and fixtures	792	792
Computer equipment and software	611	710
Total property and equipment	11,014	10,819
Less: accumulated depreciation	(8,219)	(6,967)
Property and equipment, net	$2,795	$3,852

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development	$15,302	$12,099
Accrued compensation	4,191	4,590
Other accrued expenses	596	944
Accrued expenses	$20,089	$17,633

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

In consideration for the license, the Company paid WuXi Biologics a non-refundable, one-time license fee of $0.2 million upon WuXi Biologics’ achievement of a certain technical milestone. This one-time license fee was recognized as research and development expense when incurred since the WuXi Biologics Licensed Technology had no alternative future use. If the Company does not engage WuXi Biologics or its affiliates to manufacture the WuXi Biologics Licensed Products for its commercial supplies, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a low single-digit percentage of specified portions of net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer. The Company has the right (but not the obligation) to buy out its remaining royalty obligations with respect to each WuXi Biologics Licensed Product by paying WuXi Biologics a one-time payment in an amount ranging from a low-single-digit million-dollars amount to a maximum of $15.0 million depending on the development and commercialization stage of the WuXi Biologics Licensed Product (the “Buyout Option”), and upon such payment, the Company's license with respect to such WuXi Biologics Licensed Product will become fully paid-up, irrevocable, and perpetual. The royalty obligations will remain in effect during the term of the Cell Line License Agreement so long as the Company has not exercised the Buyout Option.

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

As required under the terms of the Torrey Plaza Lease, in October 2021 the Company entered into a standby letter of credit, which is secured by a money market account in the amount of $0.8 million. The letter of credit is subject to drawdown by the landlord upon certain events of breach or default by the Company. The letter of credit amount is subject to a 50% reduction subject to certain conditions on or following the date that is 54 months following the contractual lease commencement date.

Future minimum noncancelable operating lease payments as of September 30, 2026 are as follows (in thousands):

2026 (remaining)	$1,031
2027	4,173
2028	3,868
2029	3,945
2030	4,064
Thereafter	8,863
Total minimum lease payments	25,944
Less: Imputed interest	(5,564)
Total operating lease liabilities	20,380
Less: Current portion of operating lease liabilities	(2,634)
Operating lease liabilities, net of current portion	$17,746

The Company's operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 8.0% as of September 30, 2026. Operating lease expense included in the measurement of lease liabilities for the three months ended September 30, 2026 and 2025 was $1.0 million and $0.9 million, respectively. Operating lease expense included in the measurement of lease liabilities for the nine months ended September 30, 2026 and 2025 was $2.9 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2026 and 2025 was $1.0

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

million and $0.9 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2026 and 2025 was $3.0 million and $2.6 million, respectively.

Contingencies

From time to time, the Company may be subject to claims or lawsuits arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026, the Company is not currently a party to any material legal proceedings.

4. Stockholders’ Equity

Shelf Registration Statement

In May 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (“Sale Agreement”) with BofA Securities, Inc. (“BofA”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, the Company delivered written notice to BofA that it was suspending and terminating the prospectus related to the shares of its common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, the Company filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the Company’s common stock under the Sale Agreement. There was no activity from the Sale Agreement during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

2017 Equity Incentive Plan

In August 2017, the Company adopted the Janux Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock awards to its employees, members of its board of directors and consultants. The maximum term of options granted under the 2017 Plan is ten years and, in general, the options issued under the 2017 Plan vest over a four-year period from the vesting commencement date. The 2017 Plan allows for the early exercise of stock options, which may be subject to repurchase by the Company at the original exercise price. Upon the effectiveness of the 2021 Plan, as defined and described below, no further grants will be made under the 2017 Plan. Any outstanding awards granted under the 2017 Plan will remain subject to the terms of the 2017 Plan and applicable award agreements.

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan,” and, together with the 2017 Plan, the “Plans”). Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2021 Plan is ten years and, in general, the options issued under the 2021 Plan vest over a four-year period from the vesting commencement date. The 2021 Plan does not permit early exercises. Any future cancellations under the 2017 Plan will become available for future issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2026, there were 16,115,741 shares available for issuance under the 2021 Plan, inclusive of shares added from 2017 Plan cancellations.

Stock Options

A summary of the Company’s stock option activity under the Plans is as follows (in thousands, except share, per share data and years):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,547,659	$17.97	6.7	$29,596
Granted	2,120,470	$13.83
Exercised	(581,449)	$10.40
Forfeited or cancelled	(1,192,448)	$24.15
Outstanding at September 30, 2026	9,894,232	$16.78	6.4	$45,043
Vested and expected to vest at September 30, 2026	9,894,232	$16.78	6.4	$45,043
Exercisable at September 30, 2026	6,919,505	$14.76	5.4	$38,297

The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2026 and 2025 was $11.26 and $38.52, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2026 and 2025 was $2.6 million and $4.3 million, respectively. As of September 30, 2026, total unrecognized stock-based compensation cost associated with option grants was $47.3 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted under the Plans were as follows:

Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.7% – 4.6%	3.9% – 4.4%
Expected volatility	98% – 103%	99% – 104%
Expected term (in years)	5.3 – 6.1	5.3 – 10.0
Expected dividend yield	—	—

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities similar to the expected term of the awards.

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

Restricted Stock Units

A summary of the Company’s RSU activity under the 2021 Plan is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	704,869	$48.86
Granted	904,960	$13.91
Vested and settled	(158,622)	$50.58
Forfeited or cancelled	(274,713)	$28.99
Outstanding at September 30, 2026(1)	1,176,494	$26.38

(1)
This amount includes 39,980 vested and unsettled RSUs granted to the Company’s nonemployee directors and consultants who have elected deferred settlement of the RSUs to a specified date following the first to occur of (i) the date that is 30 days following the date of the respective director’s or consultant’s separation from service for any reason, or (ii) a change in control event.

RSU awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The grant-date fair value is recognized as compensation expense over the vesting period. As of September 30, 2026, total unrecognized stock-based compensation cost associated with RSUs was $23.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 10, 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. In addition, the number of shares of common stock available for issuance under the ESPP automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock on the last day of the calendar month before the date of each automatic increase and (ii) 932,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Stock-based compensation expense related to the ESPP was immaterial for the three months ended September 30, 2026 and 2025. Stock-based compensation expense related to the ESPP was $1.2 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized stock-based compensation expense related to the ESPP was $1.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 1.3 years.

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,179	$4,063	$12,496	$14,751
General and administrative	4,356	4,981	14,370	15,955
Total	$8,535	$9,044	$26,866	$30,706

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30, 2026	December 31, 2025
Common stock options outstanding	9,894,232	9,547,659
RSUs outstanding	1,176,494	704,869
Shares available for issuance under the Plans	8,091,527	6,630,582
Shares available for issuance under the ESPP	2,523,465	1,969,681
Pre-funded common stock warrants outstanding	1,901,075	1,901,075
Total	23,586,793	20,753,866

5. Collaboration Revenue

Research Collaboration and Exclusive License Agreement with Merck

In December 2020, the Company entered into a research collaboration and exclusive license agreement (the “Merck Agreement”), pursuant to which the Company granted Merck an exclusive, worldwide, royalty-bearing, sublicensable license to certain of its patent rights and know-how for up to two collaboration targets (“First Collaboration Target” and “Second Collaboration Target,” and together, the “Collaboration Targets”) related to next-generation T cell engager immunotherapies for the treatment of cancer. In each case, once the Collaboration Targets are designated by Merck, Merck has the right to research, develop, make, have made, use, import, offer to sell, and sell compounds and any licensed products related thereto. Merck selected the First Collaboration Target upon execution of the Merck Agreement and selected the Second Collaboration Target in May 2022. Following the research term, Merck has the sole right to research, develop, manufacture, and commercialize the licensed compounds and products directed against the Collaboration Targets. Consideration in the Merck Agreement consists of (i) an $8.0 million non-refundable and non-creditable upfront fee, (ii) $8.0 million paid upon the selection of the Second Collaboration Target, (iii) research program funding, (iv) development and regulatory milestones, (v) commercial milestones, and (vi) royalty payments. Under the Merck Agreement, the Company is eligible to receive up to an aggregate of $142.5 million per Collaboration Target in milestone payments ($285.0 million collectively for both Collaboration Targets), contingent on the achievement of certain regulatory and development milestones. Merck is also required to make milestone payments to the Company upon the successful completion of certain commercial milestones, in an aggregate amount not to exceed $350.0 million for each licensed product under either of the Collaboration Targets. The Merck Agreement provides that Merck is obligated to pay to the Company tiered royalty payments on a product-by-product and country-by-country basis, ranging from low single-digit to low-teens percentage royalty rates on specified portions of annual net sales for licensed products under either of the Collaboration Targets that are commercialized. Such royalties are subject to reduction, on a product-by-product and country-by-country basis, for licensed products not covered by patent claims, or that require Merck to obtain a license to third-party intellectual property in order to commercialize the licensed products, or that are subject to compulsory licensing.

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

Under the Merck Agreement, the Company recognized no revenue for each of the three and nine months ended September 30, 2026 and $10.0 million for each of the three and nine months ended September 30, 2025. The Company’s performance obligations related to the First Collaboration Target and Second Collaboration Target were completed in March 2023 and August 2024, respectively.

Exclusive License and Collaboration Agreement with BMS

In January 2026, the Company entered into an exclusive license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (“BMS”) to develop and commercialize an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types (“BMS Collaboration Target”). Under the BMS Agreement, the Company granted BMS an exclusive, sublicensable, royalty-bearing license, under the relevant patents and know-how owned or in-licensed by the Company, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the BMS Collaboration Target (“Licensed Compounds”, and products containing Licensed Compounds, “Licensed Products”) worldwide for all uses. The Company is responsible for conducting, at the Company’s own expense and pursuant to an agreed joint development plan, preclinical development until Investigational New Drug application (“IND”) submission for one Licensed Compound. In addition, the Company will manufacture and supply Licensed Products to BMS for early clinical development leading up to IND submission. Thereafter, BMS will have the sole right, at its own expense, to develop, manufacture and commercialize Licensed Products. BMS is obligated to use commercially reasonable efforts to develop and seek regulatory approval of and commercialize at least one Licensed Product in the United States. As consideration for the rights granted to BMS under the BMS Agreement, the Company received an upfront payment of $15.0 million, a $35.0 million payment related to a developmental milestone and, upon achievement of certain development, regulatory and sales milestones, will be eligible to receive up to $750.0 million in additional milestone payments. In addition, BMS is obligated to make tiered royalty payments to the Company based on annual net sales of Licensed Products, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions. Such royalty obligation is on a Licensed Product-by-Licensed Product and country-by-country basis, beginning on the first commercial sale of a Licensed Product in a country and expiring on the latest of (i) 10 years from such first commercial sale in such country, (ii) the expiration of the last to expire valid claim of the relevant patents in such country or (iii) expiration of regulatory exclusivity for such Licensed Product in such country.

The BMS Agreement will remain in effect until it expires on a Licensed Product-by-Licensed Product and country-by-country basis with the expiration of the applicable royalty term. Each party may terminate the BMS Agreement for an uncured material breach or bankruptcy of the other party. BMS may also terminate the BMS Agreement for safety reasons and for convenience, and the Company may terminate the BMS Agreement for BMS’ cessation of development and commercial activities for Licensed Products. Upon termination of the BMS Agreement, all rights and licenses granted to BMS for the Licensed Compounds and Licensed Products will terminate. The Company determined that forfeiture of the exclusive license rights upon early termination by BMS for convenience represents a substantive termination penalty given the value reverted back to the Company in being able to license any Licensed Compounds and Licensed Products to another end customer. Therefore, the Company has enforceable rights throughout the term of the contract.

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

In accordance with ASC 606, the transaction price under the BMS Agreement is $56.8 million, which is comprised of the non-refundable upfront payment of $15.0 million, $35.0 million related to the developmental milestone previously mentioned and a total of $6.8 million aggregate estimated reimbursable expenses associated with certain research and development activities the Company is

Janux Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements–(Continued)

required to perform under the BMS Agreement up to the point of IND submission. The variable consideration related to estimated reimbursable future research expenses is included in the transaction price under the expected value method based on the Company’s best estimate of the amount to be received as part of the joint development plan at each respective period end. The aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2026 was $33.5 million.

The Company concluded that there was not a significant financing component under the BMS Agreement. As of September 30, 2026, with respect to the remaining variable consideration within the BMS Agreement, including all other future development milestone payments and sales milestone payments, the Company did not determine that these payments were not probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, this aggregate consideration has been fully constrained and is not included in the transaction price at September 30, 2026. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of revenues in the period of adjustment.

Under the BMS Agreement, the Company recognized $9.3 million and $23.3 million of revenue for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, aggregate deferred revenue related to the BMS Agreement was $27.3 million, $27.2 million of which was classified as current. The Company had $0.4 million of accounts receivable outstanding under the BMS Agreement as of September 30, 2026. The remaining performance obligations under the BMS Agreement relate to the Company’s conduct of research services for the BMS Collaboration Target. The Company estimates the remaining term of the research services, over which revenue will be recognized, to be 1.1 years as of September 30, 2026.

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

Overview

We are an innovative clinical-stage biopharmaceutical company developing a broad pipeline of novel immunotherapies by applying our proprietary technologies to our Tumor Activated T Cell Engager (TRACTr), Tumor Activated Immunomodulator (TRACIr), and Adaptive Immune Response Modulator (ARM) platforms. The TRACTr platform produces T cell engagers (TCEs) with a tumor antigen-binding domain and a CD3 T cell binding domain, while the TRACIr platform produces bispecifics with a tumor antigen-binding domain and a costimulatory CD28 binding domain. The goal of our TRACTr and TRACIr platforms is to provide cancer patients with safe and effective therapeutics that direct and guide their immune system to eradicate tumors while minimizing safety concerns. Our initial focus is on developing a novel class of TRACTr therapeutics designed to target clinically validated TCE drug targets while overcoming the liabilities associated with prior generations of TCEs. While TCE therapeutics have demonstrated potent anti-tumor activity in hematological cancers, development in solid tumors has been limited by challenges associated with prior TCE technologies, including (i) on-target healthy tissue immune activation that contributes to cytokine release syndrome (CRS) and healthy tissue toxicity and (ii) poor pharmacokinetics (PK) leading to short half-life. Our lead clinical candidate, JANX007, is a prostate-specific membrane antigen (PSMA)-targeted TRACTr being investigated in a Phase 1 clinical trial in adult subjects with metastatic castration-resistant prostate cancer (mCRPC). We are also advancing JANX014, a double-masked PSMA-targeted TRACTr, which entered clinical evaluation in April 2026, and JANX013, a PSMA-targeted TRACIr incorporating CD28 costimulation, which entered clinical evaluation in September 2026. Our ARM platform builds upon our expertise to redesign bispecific T cell engagers to address the limitations of conventional approaches in autoimmune diseases and oncology. The platform is designed to enable controlled T cell activation and expansion followed by contraction, with the goal of achieving deep and durable target cell depletion while improving safety and convenience. In February 2026, we initiated a Phase 1 clinical study of our CD19-ARM program (JANX011), which is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of JANX011 in healthy volunteers. JANX011 is being developed for autoimmune diseases, and the initiation of this study represents an important step in the advancement of our ARM platform from preclinical development into the clinic. We are also generating a number of additional TRACTr, TRACIr and ARM programs for potential future development.

We were incorporated in June 2017. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platforms, identifying potential product candidates, undertaking research and development for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007, JANX011, JANX013 and JANX014 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. We have funded our operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance of convertible preferred stock, the exercise of common stock options, proceeds from our initial public offering (IPO), the issuance of common stock and pre-funded common stock warrants in public and/or underwritten offerings and amounts received under collaboration agreements with Merck Sharp & Dohme Corp. (Merck) and Bristol-Myers Squibb Company (BMS).

We have incurred operating losses since our inception and have not yet generated any product revenue. Our net losses were $67.9 million and $81.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $419.3 million.

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

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates or to our platform technologies that we would otherwise prefer to develop and market ourselves. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report.

Our Research Collaboration with Merck

In December 2020, we entered into a research collaboration and exclusive license agreement with Merck to develop TRACTr product candidates that are distinct from those in our internally developed pipeline (the Merck Agreement). Merck has the right to select up to two collaboration targets (each a Collaboration Target) related to next-generation T cell engager immunotherapies for the treatment of cancer. Merck selected the first Collaboration Target upon execution of the agreement and selected the second Collaboration Target in May 2022. Merck received an exclusive worldwide license for each selected target and intellectual property from the collaboration. In return, we are eligible to receive up to $500.5 million per target in upfront and milestone payments, plus royalties on sales of the products derived from the collaboration. Merck provided research funding under the collaboration through August 2024, after which our research services for both collaboration targets were completed.

Our Research Collaboration with BMS

In January 2026, we entered into an exclusive license and collaboration agreement (the BMS Agreement) with BMS to develop an undisclosed, novel tumor-activated therapeutic targeting a validated solid tumor antigen expressed across several human cancer types. Under the BMS Agreement, BMS received an exclusive worldwide license, under the relevant patents and know-how owned or in-licensed by us, to develop, manufacture, commercialize and otherwise exploit a tumor-activated therapeutic targeting the collaboration target. In addition, we are responsible for conducting, at our own expense and pursuant to an agreed joint development plan, preclinical development until Investigational New Drug application (IND) submission for the collaboration target. In return, we have received an upfront payment of $15.0 million, a $35.0 million payment related to a developmental milestone achieved in March 2026, we are entitled to reimbursement of expenses associated with certain research and development activities we are required to perform under the BMS Agreement and will be eligible to receive $750.0 million in additional payments contingent upon successful completion of certain milestones. We are also entitled to tiered royalties on global product sales, with the applicable royalty rates ranging from high-single digit to low-double digit percentages, subject to certain customary reductions.

Risks and Uncertainties

Global economic and business activities continue to face widespread geopolitical and macroeconomic uncertainties, including those associated with bank failures, inflation and monetary supply shifts, tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, recession risks and potential disruptions from the Russia-Ukraine conflict, the war in the Middle East and related sanctions. Inflation generally affects us by increasing our salaries and fees paid to third-party contract service providers. We have considered potential impacts arising from the risks and uncertainties as described above and have not experienced any material disruption to our operations to date.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from the commercial sale of any products, and we do not expect to generate revenues from the commercial sale of any products for the foreseeable future, if ever. Under the Merck Agreement, we recognized no revenue and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively. Under the BMS Agreement, which was entered into in January 2026, we recognized $23.3 million for the nine months ended September 30, 2026.

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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant general and administrative expenses include facility-related costs, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities; legal fees relating to intellectual property and corporate matters; professional fees for accounting, tax and consulting services; insurance costs; and other operating costs. We anticipate that our general and administrative expenses will increase for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any of our product candidates receive marketing approval, commercialization activities. We also incur general and administrative expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

Other Income

Other income consists of interest income on our cash and cash equivalents and short-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025 (in thousands)

	Three Months Ended September 30,
	2026	2025	Change
Collaboration revenue	$9,289	$10,000	$(711)
Operating expenses:
Research and development	30,565	34,629	(4,064)
General and administrative	9,982	10,622	(640)
Total operating expenses	40,547	45,251	(4,704)
Loss from operations	(31,258)	(35,251)	3,993
Other income	9,688	10,938	(1,250)
Net loss	$(21,570)	$(24,313)	$2,743

Collaboration Revenue

Collaboration revenues were $9.3 million and $10.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.7 million was due to a $10.0 million decrease in collaboration revenue recognized under the Merck Agreement, offset by a $9.3 million increase in collaboration revenue recognized under the BMS Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Direct costs:
JANX007	$6,744	$6,196	$548
JANX008	373	2,273	(1,900)
JANX011	2,194	4,551	(2,357)
JANX013	1,015	3,634	(2,619)
JANX014	1,586	3,697	(2,111)
Preclinical stage programs and other direct unallocated costs	5,742	2,116	3,626
Total direct costs	17,654	22,467	(4,813)
Indirect costs	12,911	12,162	749
Total research and development expenses	$30,565	$34,629	$(4,064)

Research and development expenses were $30.6 million and $34.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $4.0 million was primarily due to decreases in direct costs related to the development of JANX013, JANX011, JANX014 and JANX008 of $2.6 million, $2.4 million, $2.1 million and $1.9 million, respectively. This was offset by increases in preclinical stage programs and other direct unallocated costs of $3.7 million, indirect costs of $0.8 million and direct costs related to the development of JANX007 of $0.5 million.

General and Administrative Expense

General and administrative expenses were $10.0 million and $10.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.6 million was primarily due to a decrease in stock-based compensation expense.

Other Income

Other income was $9.7 million and $10.9 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $1.2 million was due to a decrease in cash and cash equivalents and short-term investments resulting in decreased interest income.

Comparison of the Nine Months Ended September 30, 2026 and 2025 (in thousands)

	Nine Months Ended September 30,
	2026	2025	Change
Collaboration revenue	$23,289	$10,000	$13,289
Operating expenses:
Research and development	88,372	94,348	(5,976)
General and administrative	32,078	30,918	1,160
Total operating expenses	120,450	125,266	(4,816)
Loss from operations	(97,161)	(115,266)	18,105
Other income	29,258	33,587	(4,329)
Net loss	$(67,903)	$(81,679)	$13,776

Collaboration Revenue

Collaboration revenues were $23.3 million and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $13.3 million was due to a $23.3 million increase in collaboration revenue recognized under the BMS Agreement, offset by a $10.0 million decrease in collaboration revenue recognized under the Merck Agreement.

Research and Development Expense

The following table summarizes our direct and indirect research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct costs:
JANX007	$18,301	$17,396	$905
JANX008	2,569	5,562	(2,993)
JANX011	5,001	12,670	(7,669)
JANX013	3,981	5,327	(1,346)
JANX014	4,238	9,097	(4,859)
Preclinical stage programs and other direct unallocated costs	15,339	7,326	8,013
Total direct costs	49,429	57,378	(7,949)
Indirect costs	38,943	36,970	1,973
Total research and development expenses	$88,372	$94,348	$(5,976)

Research and development expenses were $88.4 million and $94.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $5.9 million was primarily due to decreases in direct costs related to the development of JANX011, JANX014, JANX008 and JANX013 of $7.7 million, $4.9 million, $3.0 million and $1.3 million, respectively. This was offset by increases in preclinical stage programs and other direct unallocated costs of $8.0 million, indirect costs of $2.0 million and direct costs related to the development of JANX007 of $1.0 million.

General and Administrative Expense

General and administrative expenses were $32.1 million and $30.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1.2 million was primarily due to increases in consulting and professional fees of $1.4 million, personnel costs of $1.1 million and other general and administrative costs of $0.3 million, offset by a decrease in stock-based compensation expense of $1.6 million.

Other Income

Other income was $29.3 million and $33.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $4.3 million was due to a decrease in cash and cash equivalents and short-term investments resulting in decreased interest income.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses and negative cash flows for the foreseeable future. As of September 30, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $946.5 million. Included in this amount is $0.8 million of restricted cash that is not available for current use.

In May 2023, we entered into an ATM Equity OfferingSM Sales Agreement (Sale Agreement) with BofA Securities, Inc. (BofA) to sell shares of our common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $150.0 million through which BofA would act as sales agent. In February 2024, we delivered written notice to BofA that we were suspending and terminating the prospectus related to the shares of our common stock issuable pursuant to the terms of the Sale Agreement. In May 2024, we filed a shelf registration statement on Form S-3ASR which included a new prospectus which covers the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of our common stock under the Sale Agreement. As of September 30, 2026, $150.0 million of common stock remained available for sale under the Sale Agreement.

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

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(25,035)	$(53,693)
Investing activities	7,882	(330,524)
Financing activities	6,637	2,001
Net decrease in cash, cash equivalents and restricted cash	$(10,516)	$(382,216)

Operating Activities

Net cash used in operating activities of $25.0 million for the nine months ended September 30, 2026 was primarily due to our net loss of $67.9 million and a change in remaining operating assets and liabilities and other non-cash charges of $11.3 million, offset by $27.3 million of deferred revenue and $26.9 million of stock-based compensation expense. Net cash used in operating activities of $53.7 million for the nine months ended September 30, 2025 was primarily due to our net loss of $81.7 million and a change in operating assets and liabilities and other non-cash charges of $2.7 million, offset by $30.7 million of stock-based compensation expense.

Investing Activities

Net cash provided by investing activities of $7.9 million for the nine months ended September 30, 2026 was primarily due to $8.4 million of net maturities of short-term investments, offset by our purchase of property and equipment of $0.5 million. Net cash used in investing activities of $330.5 million for the nine months ended September 30, 2025 was primarily due to $329.6 million of net purchases of short-term investments and by our purchase of property and equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities of $6.6 million for the nine months ended September 30, 2026 was due to proceeds from stock option exercises and shares issued under our employee stock purchase plan (ESPP). Net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2025 was primarily due to proceeds from stock option exercises and shares issued under our ESPP of $2.3 million, offset by issuance costs paid in connection with an underwritten offering in December 2024 of $0.3 million.

Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating expenses and capital expenditure requirements through at least the next 12 months, following the date of this Quarterly Report. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for JANX007, JANX011, JANX013 and JANX014;
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
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic conditions, including tariffs, trade tensions and retaliatory measures by other countries, supply chain disruptions, recession risks, the military conflict in Ukraine and Russia, the war in the Middle East, epidemics and bank failures; and
•
the costs of operating as a public company.

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

We enter into contracts in the normal course of business with various third parties for preclinical and clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, see Item 1 of Part I, “Notes to Unaudited Condensed Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies” of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2026.

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

agency bonds, corporate debt securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that, if a 10.0% change in interest rates were to have occurred on September 30, 2026, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that, if a 10.0% change in foreign currency exchange rates were to have occurred on September 30, 2026, this change would not have had a material effect on our financial statements.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), our management with the participation of our Chief Executive Officer (principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer (principal executive and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any significant revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
•
If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We are early in our development efforts and all of our product candidates and research programs other than JANX007, JANX011, JANX013 and JANX014 are in the preclinical development or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.
•
Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007, JANX011, JANX013, JANX014 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any significant revenue or become profitable or, if we achieve profitability, may not be able to sustain it.*

We are an early-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, business development, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research and preclinical studies for our lead programs, establishing and enhancing our intellectual property portfolio and providing general and administrative support for these operations. All of our product candidates and research programs other than JANX007, JANX011, JANX013 and JANX014 are in preclinical development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2026 and 2025, our net losses were $67.9 million and $81.7 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2026, we had $945.7 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the date of this Quarterly Report. However, we believe that our existing cash, cash equivalents and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the initiation, trial design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates and, in particular, the clinical trials for JANX007, JANX011, JANX013 and JANX014;
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

To the extent we raise funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. For example, we have entered into collaborations with Merck and BMS to develop certain specified product candidates, which contain exclusive license rights in favor of Merck and BMS. If Merck or BMS decides not to pursue the collaborations, we will not receive the benefit of the milestone and royalty payments that we would otherwise potentially receive pursuant to our collaborations with Merck or BMS, as applicable, and accordingly may need to raise capital from other sources. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and all of our product candidates and research programs other than JANX007, JANX011, JANX013 and JANX014 are in the preclinical development or discovery stage. We have a limited history of conducting clinical trials to test our product candidates in humans.*

We are early in our development efforts and most of our operations to date have been limited to developing our platform technologies and conducting drug discovery and preclinical studies. Other than JANX007, JANX011, JANX013 and JANX014, our platform technologies and product candidates remain in the preclinical or discovery stage and our product candidates are based on novel technologies. As a result, we have limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, and cannot be certain that our clinical trials will be completed on time, if at all, that our planned development programs would be acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, or that, if approval is obtained, such product candidates could be successfully commercialized.

Because of the early stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of JANX007, JANX011, JANX013 and JANX014, as well as our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical and clinical development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. JANX007, JANX011, JANX013, JANX014 and any other product candidate that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.*

Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the drug development process including due to factors outside of our control. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Our product candidates are based on novel technologies, which make it difficult to predict the timing, results and cost of product candidate development and likelihood of obtaining regulatory approval.*

We have concentrated our research and development efforts on product candidates using our proprietary technology, and our future success depends on the successful development of this approach. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. For example, in April 2026 we announced that we would discontinue further clinical development on JANX008 following the completion of the Phase 1a clinical trial, because we determined that the overall magnitude and consistency of activity were not sufficient to support continued development relative to other pipeline programs. Additionally, although JANX007 has been in Phase 1 clinical development since October 2022, because JANX011, JANX013 and JANX014 all started Phase 1 clinical development in 2026, our clinical data are limited, and nonclinical data from animal models and preclinical cell lines may not translate into humans and may not accurately predict the safety and efficacy of our product candidates in humans. Our approach may be unsuccessful in identifying product candidates for our development programs. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our ongoing and planned clinical trials or commercializing any products on a timely or profitable basis, if at all. Further, because all of our product candidates and development programs are based on the same platform technologies, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

In addition, our ongoing and planned clinical trials may compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Further, because we have ongoing and planned clinical trials in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent of our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

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

As we continue developing and conducting clinical trials of our product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to narrower uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Should we observe any SAEs in our ongoing or planned clinical trials or identify other undesirable side effects or other unexpected findings depending on their severity, our trials could be delayed or even stopped and our development programs may be halted entirely, such as imposition of a clinical hold by the FDA or comparable actions of foreign regulatory authorities and institutional review boards and ethics committees. The class of TCEs has been associated with overactivation of the immune system leading to cytokine release syndrome (CRS) and on-target healthy tissue toxicities, and while we have designed our TRACTr, TRACIr and ARM platform technologies and product candidates to mitigate these safety risks, until such time as we complete large-scale human trials there can be no assurances that our product candidates will not experience similar effects.

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

The FDA’s, EMA’s, European Commission’s, and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

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

Disruptions to the operations of health regulatory or other governmental agencies caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown or employee terminations or resignations at the FDA or other federal agencies could significantly impair those agencies’ ability to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA, the EMA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing authorization application we submit by the FDA, the EMA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

Further, the U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Outside of the United States, many countries require approval of the sale price of a product before it can be marketed, and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, including in some EEA countries, medicinal products may be subject to Health Technology Assessments (HTA) at the EU and national levels. HTA is a multidisciplinary process that assesses information regarding the medical, patient and social aspects, as well as economic and ethical issues, related to the use of a health technology. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. At the EU level, on January 12, 2025, Regulation No. 2021/2282 on Health Technology Assessment (HTA Regulation) entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU-level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It enables EU Member States to use common tools, methodologies, and procedures and requires them to take into account EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. Moreover, EU Member States may choose to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

The EU provides opportunities for data and market exclusivity related to Marketing Authorizations (MAs). Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess an application for authorization of a generic product or of a biosimilar for eight years from the date of authorization of the innovative product, after which an application for authorization of a generic or biosimilar may be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful applicant for authorization of a generic or biosimilar from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. In addition, the EU regulatory data and market protection framework is subject to change under the pending overhaul of the EU general pharmaceutical legislative framework described above, which may modify the duration and conditions of regulatory protection available for our product candidates.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market any future products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we obtain regulatory approval of any of our product candidates in a specific country, we may never obtain approval or commercialize such products in other countries, which would limit our ability to realize their full market potential.

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

We may not be able to maintain product liability insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim, or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2026, we had 114 full-time employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development, medical affairs, general and administrative matters relating to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
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

Specifically, there are many companies pursuing a variety of approaches to immuno-oncology and autoimmune disease treatments, including large pharmaceutical and biotechnology companies such as AbbVie, Amgen, Astellas, AstraZeneca, Bayer, BeOne Medicines, Boehringer Ingelheim, Bristol-Myers Squibb, Chugai Pharmaceutical, Eli Lilly, Gilead, GlaxoSmithKline, Johnson & Johnson, Merck & Co., Novartis, Pfizer, Regeneron, Roche/Genentech, Sanofi and Takeda, as well as clinical-stage and emerging biotechnology companies, including Adagene, Aktis Oncology, Argenx, Cabaletta Bio, Climb Bio, Context Therapeutics, Cullinan Therapeutics, CytomX Therapeutics, Dianthus Therapeutics, Immatics, Immunocore, Kyverna Therapeutics, Lava Therapeutics, Vir Biotechnology, Werewolf Therapeutics, Xencor, Xilio Therapeutics and Zenas Bio. These companies are developing products that may compete with our product candidates across multiple therapeutic modalities, molecular targets and therapeutic technologies, including T cell engagers, radiopharmaceuticals, antibody-drug conjugates, cell therapies, and masked and conditionally activated biologics.

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

A health epidemic or pandemic may cause significant disruptions that could severely impact our business and clinical trials, including:

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

A health epidemic or pandemic may also materially affect us economically. While the potential economic impact brought by, and the duration of, a health crisis may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx), or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including health information privacy laws, data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights with respect to their personal information, such as those noted below. The CCPA provides for civil penalties for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA (and other U.S. comprehensive privacy laws) exempt some data processed in the context of clinical trials, but these developments increase compliance costs and potential liability with respect to other personal information we maintain about residents in these states. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal information. Our inability or failure to do so could result in material adverse consequences, including interrupting our clinical trial activities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures and consumer protection agencies.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR) and Australia’s Privacy Act, impose strict requirements for processing personal data and violators of these laws face significant penalties. For example, under the GDPR, government regulators impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, £17.5 million under the UK GDPR (or 4% of annual global revenue, whichever is greater), or private litigation related to the processing of personal data, brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

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

Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or the third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.

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
•
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that are directed to our product candidates or uses thereof in the United States or in other foreign countries;
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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We are currently aware of a third-party European patent that may cover our products. However, we do not plan to launch any product in the European Union before the expiration of such patent. Third parties may assert infringement claims against us based on existing or future intellectual property rights. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

If there are substantial sales of shares of our common stock, the market price of our common stock could decline.*

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2026, we had 61,174,412 outstanding shares of common stock.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting under the SEC rules that implement Section 404 of the Sarbanes-Oxley Act. We are also required to provide an annual management report on the effectiveness of our disclosure controls and procedures.

If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

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

As a result of disruptions and changes in the macro environment, including those resulting from health epidemics or pandemics, bank failures, and geopolitical actions such as the United States and foreign government actions related to the military conflict in Ukraine and Russia and the war in the Middle East, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms or failure to access our liquidity within the U.S. banking system could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information could also be leaked, disclosed or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel, or the third parties with whom we work.

We or the third parties upon whom we depend on may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and main research facility are located in the county of San Diego, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, arson and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our disaster recovery and business continuity plans may be inadequate or may not operate as intended. We may incur substantial expenses as a result of the limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

Patent protection is available on a national or regional level. Filing, prosecuting and defending patents throughout the world and on all of our product candidates would be prohibitively expensive. As such, our intellectual property rights outside the United States may not extend to all other possible countries outside the United States and we may not be able to prevent third parties from practicing our inventions in countries outside the United States where we do not have patent protection, or from selling in and importing products into other jurisdictions made using our inventions in such countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products or technology and may export otherwise infringing products or technology to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any such lawsuits that we initiate and the damages and other remedies awarded, if any, may not be commercially meaningful.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily in money market funds invested in U.S. government agency securities. As of September 30, 2026, we have used all of the proceeds from our IPO.

Item 5. Other Information.

Trading arrangements

During the three months ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) previously entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy our tax withholding obligations arising exclusively from the vesting of restricted stock units. The number of shares to be sold to satisfy our tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vesting date of the applicable restricted stock units and the officer’s termination of service.

Return of Maria Dobek as Principal Accounting Officer

Effective as of November 4, 2026, following her return from a leave of absence, Maria Dobek resumed serving as our Principal Accounting Officer. In connection with Ms. Dobek’s resumption of her role as Principal Accounting Officer, Janeen Doyle ceased serving as Interim Principal Accounting Officer on the same date.

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

JANUX THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ David Campbell, Ph.D.
David Campbell, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)